Form 10QSB
period 1999-06-30
COMTECH CONSOLIDATION GROUP INC/DE
filed 1999-08-24
CIK 1086474

COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES
[CAPTION]
Consolidated Balance Sheets

June 30, 1999 and December 31, 1998
(Unaudited)

Assets                                                                   1999        1998

Current assets:
   Cash                                                            $      26,825     150,624
   Accounts receivable, less allowances for contractual
      adjustments and doubtful accounts of $2,588,429
      in 1999 and $4,310,771 in 1998                                   3,632,561   1,997,506
   Receivables from related parties                                    1,100,000   1,100,000
   Prepaid expenses                                                      316,360     262,463
      Total current assets                                             5,075,746   3,510,593

Property and equipment, net of accumulated
   depreciation and amortization                                         571,763     595,687

Excess of cost over net assets of businesses
   acquired, less accumulated amortization of
   $31,021 in 1999 and $22,171 in 1998                                 2,368,979   2,377,829

Other assets                                                             168,056     244,457
      Total assets                                                 $   8,184,544   6,728,566

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                               1,086,753   1,233,915
   Accrued salaries and related liabilities                            1,188,610   1,284,849
   Due to third-party payors                                           1,478,812   1,503,623
   Loans payable to shareholders                                          42,482     277,882
   Notes payable                                                         181,907     181,888
   Convertible subordinated debentures                                               195,000
   Current installments of long-term debt                                 63,809      69,947
      Total current liabilities                                        4,042,373   4,747,104
Long-term debt, less current installments                                317,864     339,693
      Total liabilities                                                4,360,237   5,086,797

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
      1,000,000 shares: issued and outstanding,
      29,410 shares in 1999 and 1998
         Class B, 8% cumulative and convertible
   Common stock, $.00967 par value.  Authorized
      30,000,000 shares: issued and outstanding,
      20,196,858 shares in 1999 and 18,250,849
      shares in 1998                                                     195,304     164,108
   Additional paid-in capital                                          1,546,617   1,033,413
   Retained earnings                                                   2,082,092     443,954
      Total stockholders' equity                                       3,824,307   1,641,769

Commitments and contingent liabilities

      Total liabilities and stockholders' equity                   $   8,184,544   6,728,566


See accompanying notes to consolidated financial statements.


[CAPTION]
 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Three months ended June 30, 1999 and 1998
 (Unaudited)

                                          1999          1998

 Revenues                            $    4,091,727      680,709

 Operating expenses:
   Health care operations                 2,980,934      404,053
   Internet operations                      159,250       93,645
   Corporate operations                      51,395        6,457
   Amortization                               4,425        3,562
   Depreciation                               2,942       31,941
     Total operating expenses             3,198,946      539,658

     Operating income                       892,781      141,051

 Other income (expenses):
   Interest income		                         		  15	          45
   Interest expense                          (2,537)      (1,816)
     Net earnings                    $      890,259      139,280


 Net earnings per share                     $		0.05	        0.01


 Weighted average common shares          18,956,000   13,302,852


 See accompanying notes to consolidated financial statements.

[CAPTION]
 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Six months ended June 30, 1999 and 1998
 (Unaudited)

                                          1999          1998

 Revenues                            $    9,066,335      976,309

 Operating expenses:
   Health care operations                 6,960,707      404,053
   Internet operations                      301,189      435,457
   Corporate operations                     128,092       13,575
   Amortization                              12,600       10,714
   Depreciation                              19,573       41,691
     Total operating expenses             7,422,161      905,490

     Operating income                     1,644,174       70,819

 Other income (expenses):
   Interest income		                          		 33	          45
   Interest expense                          (6,069)      (1,816)
     Net earnings                    $    1,638,138       69,048


 Net earnings per share              $         0.09         0.01


 Weighted average common shares          17,856,000   13,182,000


 See accompanying notes to consolidated financial statements.

[CAPTION]
COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 1999 and 1998
(Unaudited)

                                                                     1999         1998

 Cash flows from operating activities:
    Net earnings                                                $   1,638,138      69,048
    Adjustments to reconcile net earnings to net
       cash provided by (used in) operating activities:
          Depreciation and amortization of property
             and equipment                                             19,573      41,691
          Amortization of excess of cost over net
             assets of businesses acquired                             12,600      10,714
          Bad debt expense                                                         97,188
          Decrease in accounts receivable                          (1,635,055)      5,166
          Increase in prepaid expenses                                (53,897)    (72,543)
          Decrease in other assets                                     76,401
          Decrease in accounts payable
             and accrued expenses                                    (146,561)    (99,090)
          Decrease in accrued salaries and  related
             liabilities                                              (96,239)    (31,101)
          Decrease in amount due to third-party payors                (24,811)
                Net cash provided by (used in)
                   operating activities                              (209,851)     21,073

 Cash flows from investing activities:
    Purchase of property and equipment                                            (16,158)
    Cash received from acquired subsidiaries                                      244,392
                Net cash provided by investing activities                         228,234

 Cash flows from financing activities:
    Proceeds from borrowing from shareholders                                      25,711
    Principal payments on long-term debt                               (27,948)   (14,426)
    Proceeds from long-term debt                                                   68,483
    Proceeds from issuance of shares under private placement           114,000
                Net cash provided by financing activities               86,052     79,768

                Net increase (decrease) in cash                       (123,799)   329,075

 Cash at beginning of year                                             150,624      2,523
 Cash at end of period                                          $       26,825    331,598

 Supplemental schedule of cash flow information:
    Interest paid                                               $        6,069      1,816

 See accompanying notes to consolidated financial statements.

[CAPTION]
COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	General

The unaudited consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation for each of the periods presented. The results of operations for interim periods are not necessarily indicative of results to be achieved for full fiscal years.

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1998 audited consolidated financial statements and related footnotes.

(2)	Property and Equipment

Property and equipment is summarized as follows at June 30, 1999 and December 31, 1998:

                              					   1999	       1998

Equipment                      				$  303,535     301,922
Furniture and fixtures			             451,479     429,087
Leasehold improvements			             302,311     336,163
	Total property and equipment	      1,057,325   1,067,182

Less accumulated depreciation and
     amortization		               	   485,562     471,485
	Net property and equipment       	$  571,763     595,687

(3)	Long-term Debt

Long-term debt at June 30, 1999 and December 31, 1998 is as follows:

                              					   1999	       1998

Long-term notes	                			$  381,673    409,640
Less current installments		            63,809     69,947
			                              		$  317,864    339,693


(4)	Federal Income Tax Expense

The estimated federal income tax expense for the six month period ended June 30, 1999 and the year ended December 31, 1998 is eliminated by net operating loss carryforwards.

(5)	Subsequent Events

In February 1998, the six subsidiary corporations of Home Care Center, Inc., wholly owned subsidiaries of Professional Management Providers, Inc., filed for reorganization under Chapter 11 of the United States Bankruptcy Code.
In July 1999, the bankruptcy trustee decided to discontinue the operations of the six health care entities. Management believes the discontinuation of the operations of the six health care entities will not have a material affect on the operations and earnings of the Company.


Comtech Consolidation Group, Inc.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Revenues increased by $3,411,000 or 501% between the three months ended
June 30, 1999 and 1998. The revenue increase is due primarily to fifteen health care acquisitions made in 1998 subsequent to the three months ended June 30, 1998. Operating expenses increased by $2,659,000 for the three months ended June 30, 1999 compared with the three ended June 30, 1998 and decreased slightly as a percentage of revenues to 78.1% in 1999 from 79.3% in 1998. This decrease as a percentage of revenues was largely due to a higher revenue volume to cover fixed costs.

The Company had net earnings of $890,000 for the three months ended
June 30, 1999 as compared with net earnings of $139,000 for the three months ended June 30, 1998, an increase of 640% for the reasons discussed above.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998.

Revenues increased by $8,090,000 or 829% between the six months ended
June 30, 1999 and 1998. This increase was due primarily to an increase in the health care operating revenues resulting from fifteen acquisitions made subsequent to June 30, 1998.

Operating expenses increased by $6,500,000 for the six months ended
June 30, 1999 compared to the six months ended June 30, 1998. This increase was due primarily to the increase in cost associated with the fifteen health care acquisitions made subsequent to June 30, 1998. Operating expenses for the six months ended June 30, 1999 decreased significantly as a percentage of revenues from 92.7% in 1998 to 81.9% in 1999. This decrease was due primarily to increased health care revenues to cover fixed costs offset by slight increase in variable costs.

The Company had net earnings of $1,638,000 for the six months ended
June 30, 1999 as compared with net earnings of $71,000 for the six months ended June 30, 1998, a significant increase for the reasons discussed above.

Liquidity and Capital Resources

Net accounts receivable increased by $1,635,000 due primarily to timing differences in the receipt of payments by Medicare and third-party payors. Medicare billings occur on a monthly basis with reimbursements occurring fourteen days from receipt and approval by Medicare. The Company has obtained credit facilities with its bankers and feels these credit facilities coupled with funds from operations will be adequate to meet cash requirements.

Outlook

This "Outlook" section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Revenue Expectations. Based on current conditions the Company expects revenues to continue to grow through its continued acquisition of undervalued home health agencies. Net earnings are expected to continue to grow as a result of these acquisitions as well as cost reduction programs coupled with restructuring of the operations.

Potential Impact of Discontinued Operations. In July 1999, the operations of the six subsidiary corporations that are in Chapter 11 were discontinued by the U.S. Bankruptcy Trustee. The Company believes this will not have material effect on the operations and earnings of the Company. The Company believes that future acquisitions and an effective cost reduction program will garner the continued growth of revenue and earnings in 1999.

Year 2000 Issue. The Company has initiated a company-wide program and has developed a formal plan to prepare for the year 2000. Management currently believes that the costs related to Y2K compliance should not have a material effect on operations or the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Statements

Certain information contained in these Interim Financial Statements for the Quarter Ended June 30, 1999, including, without limitation, information appearing in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements, all of which are based on current expectations, may differ materially from actual results. Actual results could be affected by a variety of factors.

/s/Joel B. Flowers, Jr.
Chief Financial Officer