Form 10QSB/A
period 1999-06-30
COMTECH CONSOLIDATION GROUP INC/DE
filed 1999-08-24
CIK 1086474

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549


FORM 10QSB

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-26111

                      COMTECH CONSOLIDATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware 76-0544385
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2401 Fountainview, Suite 418, Houston, Texas   77057
(Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code  (713) 785-0045

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes   [   ] No

Common Stock
(Title of Class)

Common Stock, Par Value $.00967 Per Share - 20,596,858 shares outstanding as of 06/30/99.


TABLE OF CONTENTS

PART I.	Financial Information

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of June 30, 1999 and
December 31, 1998 (Unaudited)

Condensed Consolidated Statements of Earnings for the Three-Month Period Ended June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statement of Earnings for the Six-Month Period Ending June 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Six-Month Period Ended June30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Part I. Financial Information

COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

June 30, 1999 and December 31, 1998
(Unaudited)
[CAPTION]

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



 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Three months ended June 30, 1999 and 1998
 (Unaudited)
[CAPTION]

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

 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Six months ended June 30, 1999 and 1998
 (Unaudited)
[CAPTION]

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


COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six months ended June 30, 1999 and 1998
(Unaudited)
[CAPTION]

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