Form 10QSB
period 1999-09-30
COMTECH CONSOLIDATION GROUP INC/DE
filed 1999-11-24
CIK 1086474

SECURITIES AND EXCHANGE COMMISSION
Washington D.C.  20549


FORM 10QSB

(Mark one)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999.

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 0-26111

                      COMTECH CONSOLIDATION GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware 76-0544385
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

10497 Town and Country Way, Suite 460, Houston, TX 77024
(Address of principal executive offices)   (Zip code)

Registrant's telephone number, including area code  (713) 554-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes   [   ] No

Common Stock
(Title of Class)

Common Stock, Par Value $.00967 Per Share - 20,905,093 shares outstanding as of 09/30/99.

TABLE OF CONTENTS

PART I.	Financial Information
			 Page

Item 1.	Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheet as of September 30, 1999 and
 December 31, 1998 (Unaudited)

Condensed Consolidated Statements of Earnings for the Three-Month Period Ended September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statement of Earnings for the Nine-Month Period Ending September 30, 1999 and 1998 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Nine-Month Period Ended September 30, 1999 and 1998 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations



COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 1999 and December 31, 1998
(Unaudited)



Assets                                                        1999          1998

Current assets:
   Cash                                                           5,090       150,624
   Accounts receivable, less allowances for contractual
      adjustments and doubtful accounts of $134,646
      in 1999 and $4,310,771 in 1998                          1,415,283     1,997,506
   Receivables from related parties                                         1,100,000
   Prepaid expenses                                                           262,463
      Total current assets                                    1,420,373     3,510,593

Property and equipment, net of accumulated
   depreciation and amortization                                555,494       595,687

Excess of cost over net assets of businesses
   acquired, less accumulated amortization of
   $31,042 in 1999 and $22,171 in 1998                          868,958     2,377,829

Other assets                                                      8,395       244,457
      Total assets                                            2,853,220     6,728,566

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses                         98,510     1,233,915
   Accrued salaries and related liabilities                     256,385     1,284,849
   Due to third-party payors                                                1,503,623
   Loans payable to shareholders                                 42,482       277,882
   Notes payable                                                175,476       181,888
   Convertible subordinated debentures                                        195,000
   Current installments of long-term debt                        57,941        69,947
      Total current liabilities                                 630,794     4,747,104
Long-term debt, less current installments                       229,617       339,693
      Total liabilities                                         860,411     5,086,797

Stockholders' equity:
   Preferred stock, $.01 par value.  Authorized
      1,000,000 shares: issued and outstanding,
      18,410 shares in 1999 and 1998
         Class B, 8% cumulative and convertible                     184           294
   Common stock, $.00967 par value.  Authorized
      30,000,000 shares: issued and outstanding,
      20,196,858 shares in 1999 and 18,250,849
      shares in 1998                                            195,304       164,108
   Additional paid-in capital                                 1,051,450     1,033,413
   Retained earnings                                            745,871       443,954
      Total stockholders' equity                              1,992,809     1,641,769

Commitments and contingent liabilities

      Total liabilities and stockholders' equity              2,853,220     6,728,566

See accompanying notes to consolidated financial statements.


 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Three months ended September 30, 1999 and 1998
 (Unaudited)


                                          1999          1998
                                          [C]           [C]

 Revenues                            $    1,074,921     3,361,516

 Operating expenses:
   Health care operations                   793,848     2,914,146
   Internet operations                      172,848       110,612
   Corporate operations                      60,683        46,232
   Amortization                              10,438
   Depreciation                              11,827        25,946
     Total operating expenses             1,049,644     3,096,936

     Operating income                        25,277       264,580

 Other income (expenses):
   Interest income
   Interest expense                         (2,204)       (60,047)
     Net earnings                    $      23,073        204,533


 Net earnings per share              $


 Weighted average common shares         19,669,660     14,953,516


 See accompanying notes to consolidated financial statements.

 COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

 Consolidated Statements of Operations

 Nine months ended September 30, 1999 and 1998
 (Unaudited)


                                               1999             1998
                                               [C]              [C]
 Revenues                                   $  10,141,256  $    4,337,825

 Operating expenses:
   Health care operations                       7,754,555       3,318,199
   Internet operations                            474,037         546,069
   Corporate operations                           188,775          59,807
   Amortization                                    23,038          10,082
   Depreciation                                    31,400          68,224
     Total operating expenses                   8,471,805       4,002,381

     Operating income                           1,669,451         335,444

 Other income (expenses):
   Interest income                                     33
   Interest expense                                (8,273)        (61,863)
     Net earnings from continuing operations    1,661,211         273,581

 Loss on disposal of discontinued operations   (1,359,294)

     Net income                             $     301,917    $    273,581

 Net earnings (loss) per share:
   Continuing operations                    $       0.09     $       0.02
   Loss of discontinued operations                 (0.07)
     Net earnings per share                 $       0.02     $       0.02


 Weighted average common shares                19,026,429      14,452,136


 See accompanying notes to consolidated financial statements.

COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine months ended September 30, 1999 and 1998
(Unaudited)


                                                                   1999          1998

 Cash flows from operating activities:
    Net earnings                                                   301,917        273,581
    Adjustments to reconcile net earnings to net
       cash used in operating activities:
          Depreciation and amortization of property
             and equipment                                          31,400         68,224
          Amortization of excess of cost over net
             assets of businesses acquired                          23,038         10,082
          Loss on disposal of discontinued operations            1,359,294
          Bad debt expense                                                        106,906
          Decrease in accounts receivable                         (762,463)     1,542,604
          Increase in prepaid expenses                                              6,160
          Decrease in other assets                                (691,724)       (46,742)
          Decrease in accounts payable
             and accrued expenses                                 (235,405)    (2,337,990)
          Decrease in accrued salaries and  related
             liabilities                                          (196,239)
          Decrease in amount due to third-party payors             (24,811)
                Net cash used in operating activities             (194,993)      (377,175)

 Cash flows from investing activities:
    Purchase of property and equipment                             (21,593)       (19,810)
    Cash received from acquired subsidiaries                                      557,208
                Net cash provided by (used in) investing activi    (21,593)       537,398

 Cash flows from financing activities:
    Proceeds from borrowing from shareholders                                      33,750
    Repayments to shareholders                                                    (37,038)
    Principal payments on long-term debt                           (42,948)       (69,096)
    Proceeds from long-term debt                                                   79,850
    Proceeds from issuance of shares for marketing services                         1,416
    Proceeds from issuance of shares under private placement       114,000
    Proceeds from sales of subordinated debentures                                180,000
                Net cash provided by financing activities           71,052        188,882

                Net increase (decrease) in cash                   (145,534)       349,105

 Cash at beginning of year                                         150,624          2,523
 Cash at end of period                                        $      5,090    $   351,628

 Supplemental schedule of cash flow information:
    Interest paid                                             $      6,069    $     1,816

 See accompanying notes to consolidated financial statements.

COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	General

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

(2)	Property and Equipment

Property and equipment is summarized as follows at September 30, 1999 and
December 31, 1998:
                          					     1999	      1998

Equipment	                   			$   242,439	   301,922
Furniture and fixtures			           358,312	   429,087
Leasehold improvements			           115,311	   336,163
	Total property and equipment	      716,062	 1,067,182

Less accumulated depreciation and
     amortization			                160,568	   471,485
	Net property and equipment    	$   555,494	   595,687

(3)	Long-term Debt

Long-term debt at September 30, 1999 and December 31, 1998 is as follows:

                           		 	     1999       1998

Long-term notes	             	  $   287,558	   409,640
Less current installments	     	     57,941	    69,947
                         					  $   229,617	   339,693



(4)	Federal Income Tax Expense

The estimated federal income tax expense for the six month period ended
September 30, 1999 and the year ended December 31, 1998 is eliminated by net operating loss carryforwards.

(5)	Loss on Discontinued Operations

In February 1998, the six subsidiary corporations of Home Care Center, Inc., wholly owned subsidiaries of Professional Management Providers, Inc., filed for reorganization under Chapter 11 of the United States Bankruptcy Code.
In July 1999, the bankruptcy trustee decided to discontinue the operations of the six health care entities. The net assets of Home Care Center, Inc. was written-off in the quarter ended September 30, 1999.

COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

Management's Discussion and Analysis of Financial Condition and Results of
Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September
30, 1998

Revenues decreased by $2,286,500 or 68% between the three months ended
September 30, 1999 and 1998. The revenue decrease is due primarily to the discontinuing of operations of the six subsidiaries corporations of Home Care
Center, Inc., a wholly owned subsidiary of Professional Management Providers, Inc. In July 1999 the United States Trustee under Chapter 11 of the United
States Bankruptcy Code made the decision to discontinue these operations. The net assets of Home Care Center, Inc. were written-off as of September 30, 1999.

Operating expenses decreased by $2,047,000 for the three months ended
September 30, 1999 compared with the three ended September 30, 1998 and increased as a percentage of revenues to 97.6% in 1999 from 92.2% in 1998.
This increase as a percentage of revenues was largely due to a lower revenue volume to cover fixed costs.

The Company had net earnings of $23,073 for the three months ended
September 30, 1999 as compared with net earnings of $204,533 for the three months ended September 30, 1998. This decrease in net earnings is due primarily to the U.S. Trustee's discontinuance of the operations of the subsidiaries of Home Care Center, Inc. The Company has confidence that through acquisitions and expansion of the current operations the net earnings growth will began to return to expected levels by the end of the fourth quarter.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended
September 30, 1998.

Revenues increased by $5,803,000 or 234% between the nine months ended
September 30, 1999 and 1998. This increase was due primarily to an increase in the health care operating revenues resulting from acquisitions made in 1998.

Operating expenses increased by $4,469,000 for the nine months ended
September 30, 1999 compared to the nine months ended September 30, 1998.
This increase was due primarily to the increase in cost associated with the operations of the health care acquisitions made in 1998. Operating expenses for the nine months ended September 30, 1999 decreased significantly as a percentage of revenues from 92.7% in 1998 to 83.5% in 1999. This decrease was due primarily to increased health care revenues to cover fixed costs offset by slight increase in variable costs.


The Company had net earnings from continuing operations of $1,661,000 for the nine months ended September 30, 1999 as compared with net earnings of $274,000 for the nine months ended September 30, 1998, a significant increase for the reasons discussed above.


Liquidity and Capital Resources

Net accounts receivable decreased by $582,000 due primarily to timing differences in the receipt of payments by Medicare and third-party payors.
Medicare billings occur on a monthly basis with reimbursements occurring fourteen days from receipt and approval by Medicare. The Company is seeking additional credit facilities with its bankers and feels these credit facilities coupled with funds from operations will be adequate to meet cash requirements.

Outlook

This "Outlook" section contains a number of forward-looking statements, all of which are based on current expectations. Actual results may differ materially. Revenue Expectations. Based on current conditions the Company expects revenues to grow through its continued acquisition of undervalued home health agencies and the enhancement of the Internet operations.
Net earnings are expected to also grow as a result of these acquisitions and the Internet operations enhancements. The Company has taken a pro-active approach with cost reduction programs and coupled with restructuring of the operations, the result is expected to be further improvement of net earnings growth.

Potential Impact of Reorganized Operations. On or about September 30, 1999 the
Company filed for Chapter 11 reorganization of three of its subsidiaries, namely, Unique Dawning, Inc., Unique Dawning CMHC, Inc., and Summit Quality
Health Services, Inc. On October 8, 1999, the Judge hearing the cases signed the court order approving the reorganization filing and appointing a U.S.
Trustee to over see the operations of the three subsidiaries. The subsidiaries were subsequently converted to a Chapter 7. However, in working with the U.S. Trustee, on November 4, 1999, the Company purchased, from the U.S. Trustee, the revenue producing provider numbers for Unique
Dawning CMHC, Inc. and Summit Quality Health Services, Inc., without assuming the associated liabilities. The Company has resumed normal operations for the home health agency and expects the same to occur with the partial hospital program.

Year 2000 Issue. The Company has initiated a company-wide program and has developed a formal plan to prepare for the year 2000. Management currently believes that the costs related to Y2K compliance should not have a material effect on operations or the Company's consolidated financial position, results of operations or cash flows.


Forward-Looking Statements

Certain information contained in these Interim Financial Statements for the Quarter Ended September 30, 1999, including, without limitation, information appearing in this "Management's Discussion and Analysis of Financial
Condition and Results of Operations" are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements, all of which are based on current expectations, may differ materially from actual results. Actual results could be affected by a variety of factors.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

COMTECH CONSOLIDATION GROUP, INC.

By: s/Walter D. Davis
      Walter D. Davis, Chief Financial Officer





