Form 10KSB
period 1999-12-31
COMTECH CONSOLIDATION GROUP INC/DE
filed 2000-04-14
CIK 1086474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                   For the fiscal year ended December 31, 1999

                          Commission File No. 000-26111

                        COMTECH CONSOLIDATION GROUP, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


               Delaware                                  76-0544385
               --------                                  ----------
(State or jurisdiction of incorporation               (I.R.S. Employer
          or organization)                           Identification No.)

                       10497 Town & Country Way, Suite 460
                                Houston, TX 77024
                                  713-554-2244
        (Address, including zip code and telephone number, including area code, of registrant's executive offices)

      Securities registered under Section 12 (b) of the Exchange Act:  NONE

        Securities registered under to Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X   NO
                                     ---     ---

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                    ---

Issuer's  revenues  for  its  most  recent  fiscal  year:   $9,452,081
                                                            ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of February 16, 2000: $12,821,248
                                                                  -----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of February 16, 2000, they were 22,105,600 shares of the Company's common stock issued and outstanding.

Documents  Incorporated  by  Reference:  None

                                TABLE OF CONTENTS

                           FORM 10 - KSB ANNUAL REPORT

                        COMTECH CONSOLIDATION GROUP, INC.

                                                                            PAGE
                                                                            ----

Facing  Page
Index

PART  I.
Item  1.     Description of Business                                           4
Item  2.     Description of Property                                           5
Item  3.     Legal  Proceedings                                                6
Item  4.     Submission of Matters to a Vote of Security Holders               7

PART  II
Item  5.     Market  for  the  Registrant's  Common  Equity
               And Related Stockholder Matters                                 8
Item  6.     Management's Discussion and Analysis of Financial
               Condition  and Results of Operations                            8
Item  7.     Financial  Statements                                            11
Item  8.     Changes in and Disagreements on Accounting and
               Financial  Disclosures                                         11

PART  III
Item  9.     Directors, Executive Officers, Promoters and Control
               Persons;  Compliance  with  Section  16  (a)  of
               The  Exchange  Act                                             12
Item 10.     Executive  Compensation                                          13
Item 11.     Security  Ownership  of  Certain  Beneficial  Owners
               and  Management                                                14
Item 12.     Certain  Relationships  and  Related  Transactions               15

PART  IV
Item  13.     Exhibits  and  Reports  of  Form  8-K                           16


SIGNATURES                                                                    35

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS.

Comtech Consolidation Group, Inc., f/k/a Venning Group, Inc. (ComTech or the Company) was incorporated on July 13, 1987 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including but not limited to selected mergers and acquisitions. The Company had been in the development stage from inception until August 12, 1997, at which time it acquired all of the capital stock of Networks On-Line, Inc., a network integrator and Internet service provider and began operations under its business plan. Networks On-Line, Inc. provides Internet access services to individuals and businesses in the Houston, Texas area and provides website hosting and Internet consulting on a nationwide basis.

The Company business is the acquisition and consolidation of the business operations of small companies. It combines these small entities into larger organizations that can take advantage of their collective size and achieve economies of scale. To date the Company has acquired and was consolidating business operations in two industries, Internet services and Healthcare.

In January of 1998, the Company formed a new wholly owned subsidiary named EISP Corporation (Enhanced Internet Service Provider), a Texas corporation. EISP's mission was to develop market enhanced Internet services, i.e. video teleconferencing, faxing to be bundled with its standard Internet services. The Company transferred ownership of Networks On-Line, Inc. to EISP Corporation, creating a full Network services division.

In February of 1998, the Company acquired Professional Management Providers, Inc. (PMP), a Baton Rouge, Louisiana based corporation. PMP is a management consulting company for home health care providers, with customers located in Texas and Louisiana. PMP was established as a subsidiary holding company for acquisitions of home health care agencies. During 1998, PMP made a significant amount of acquisitions with annualized revenues of approximately $17 million.

In April 1998, the Company acquired Unique Dawning, Inc. (UDI), a Texas corporation. UDI, headquartered in Houston, operated specialized health care center (partial hospitals) providing services to outpatients, with centers located in Texas and Louisiana. UDI was established as a subsidiary holding company for acquisitions of partial hospitals. During 1998 and 1999, UDI made a significant amount of acquisitions with annualized revenues of approximately $6 million.

ComTech was originally in the business of growing sales revenues and earnings through consolidation (acquisition) of privately held operating entities under its two tier corporate holding structure. As acquisitions were made, the Company formed a Subsidiary Holding Company, specifically structured as a financing vehicle to fund ongoing expansion around the business initially acquired. This two tier corporate holding structure was established to provide a means of raising operating capital without dilution to the Company shareholders. It also allowed the Subsidiary Holding Company to develop its own market identity, separate and apart from that of the Company. The objective of this system was to continue to grow the business of its Subsidiary Holding Company, thereby increasing sales revenue and earnings.

In  summary,  ComTech was a holding company that had developed a strategy that:

   -  Enhances  the  values  of  its  assets  (equity  in  Subsidiary  Holding
      Companies).

   -  Provides  management  with incentives to continue to grow the businesses.

   - Provides management with the corporate structure to obtain ongoing growth.

In second quarter of 1999, ComTech decided to abandon the Subsidiary Holding Company concept because of its lack of control over the Subsidiary Holding Companies. The Company did not realize how much control it had actually lost until it tried to change its method of managing the day-to-day operations of the company. In doing so, the Company lost a significant amount of operations in the health care division.

In July 1999, the Company lost seven of the eight operating health care facilities of PMP. The only surviving operating health care entity of PMP was A-1 Bayou, a home health care agency located in Jeanerette, Louisiana. In late 1999, the Board of Directors of ComTech voted to transfer the ownership of A-1 Bayou directly to ComTech.

In September 1999, the Company closed four of the five operating health care facilities of UDI.

As of December 1999, ComTech has only three operating subsidiaries, one engaged in health care and two engaged in Internet related businesses. These entities generate approximately $2 million in annual revenues.

Due to the significant management problems noted in 1999, the Company has changed its method of managing it subsidiaries. ComTech, the holding company, now directly managed the financial and administrative operations of all of its subsidiaries.

VISION/MISSION

In early 2000, the new management team of ComTech decided to refocus the Company to take advantage of the tremendous growth of the Internet. The fact that ComTech already owns NOL and EISP (Internet service providers) makes this move even easier. ComTech will play a major role in the technology arena and will grow rapidly by acquisitions. Management feels that by changing the direction of the Company to focus purely on technology related companies; ComTech will be opening the door to endless business possibilities.

MARKET  ANALYSIS

The multi-billion dollar U.S. Internet industry is currently going through a massive restructuring, which is creating virtually unlimited acquisition and merger possibilities. Opportunities for Internet and technology firms abound, our Internet companies will be key to our move toward growth and expansion in technology related industries.

MARKETING  PLAN

The Company intends to implement a cost-effective marketing strategy through a process of developing a public relations campaign to take advantage of the opportunities that will be presented by the move to become a pure player technology company.

FINANCIAL  PLAN

Management's goals are to increase revenues and shareholder value through acquisitions. ComTech will attempt to secure relationships with Investment Banking firms to assist with capital needs. ComTech will prepare an SB-2 filing to register stock to facilitate acquisitions and private placement of stock as well as fund an Employee Stock Option Plan.

COMPETITION

The market for the company's Internet products is highly competitive, and ComTech expects this competition to increase. Many of the Company's competitors have significantly greater research and development, marketing and financial resources than the Company, and therefore, represent significant competition. The Company believes that the primary competitive factors in the market for the Company's services are price, performance and technical support.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leases a total of approximately 3,000 square feet of office space for the Company's headquarters and Internet operations. The Company's headquarters is located at 10497 Town & Country Way, Suite 460, Houston, Texas. In addition, the Company leases approximately 2,000 square feet of space for its health care operations in Louisiana. The operating lease at the Company's headquarters expires on May 31, 2001.

ITEM  3.  LEGAL  PROCEEDINGS

As noted in the notes to the (note 11) Company's financial statements, the Company had been involved in a significant amount of legal proceeding during 1999. A significant amount of litigation, both filed and threatened, is pending against the Company. Almost all of the claims were incurred in the acquisition and operations of health care facilities located in Louisiana and Texas.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART III

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the OTC Bulletin Board under the symbol "CCGI." The Company' authorized capital stock consist of 30,000,000 shares of common stock, $.00967 par value, of which 22,105,000 shares were issued and outstanding as of February 16, 2000 and 1,000,000 shares of preferred stock, $.01 par value, of which 31,046 shares were issued and outstanding.

As of December 31, 1999, the approximate number of holders of record of the common stock of the Company was 3,600.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM 6. MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BEFORE  EXTRAORDINARY  LOSSES:  1999  COMPARED TO 1998

Total revenues for 1999 of $9,452,081 represents an increase of $656,134 or 7.46% increase from revenues of $8,795,947 in 1998. This increase is due to revenue from health care facilities being reported for six months in 1999 as compared to five months in 1998.

The Company reported a net loss before extraordinary items of $352,924 in 1999 as compared to net income of $715,585 in 1998. The $1,096,616 decrease from 1998 is primarily due to an increase of $969,396 in corporate expenses. The increase in corporate expenses is due to the accrual of approximately $400,000 in expenses related to settled and pending litigation, $71,000 in legal expenses, $374,000 in expenses for investor relations paid in stock, $86,000 in bad debts related to loans to subsidiaries, $113,000 in compensation to officers.

EXTRAORDINARY  LOSSES

During 1999, a number of the health care facilities (6) in Louisiana owned by the Company's subsidiary, Professional Management Providers, Inc. were operating under Chapter 11 of the U.S. Bankruptcy Code. As a result of several disputes and lawsuits with former management of the subsidiary, the Trustee in bankruptcy closed the six subsidiary corporations of Home Care Center, Inc. in July 1999. Thereafter, the Company closed three of the remaining four facilities in Louisiana, and transferred ownership of the remaining one to the parent company. The one remaining facility was still in operation at December 31, 1999.

In addition, the Company made several acquisitions during 1999 through its Unique Dawning, Inc. (UDI) subsidiary without board approval or corporate involvement. These facilities proved unmanageable, and as a result, Unique Dawning, Inc. was placed in Chapter 11 of the Bankruptcy Code in September 1999. Subsequently, the Trustee transferred the filing to Chapter 7, which provides for liquidation. The Chief Financial Officer at the time and most of management disagreed with a two-member Board decision to place Unique Dawning, Inc into bankruptcy. The Board not only placed UDI into bankruptcy, the interim President actually asked the bankruptcy court to appoint a trustee to manage the operations of UDI, which was an act guaranteed to close the "profitable facility" down. No financial analysis was performed to ascertain the necessity of destroying this profitable health care facility. UDI was placed into bankruptcy based on an internal conflict between two board members. Once the trustee was appointed, their doctors transferred the patients to other health care facilities; therefore, the trustee was forced to close the facility.

As a result of these events, the Company recognized losses on the closing and disposal of the twelve facilities (nine under Professional Management Providers, Inc. and three under Unique Dawning, Inc.). The losses were as follows:

     Professional Management Providers, Inc.         $2,088,367
     Unique  Dawning,  Inc.                             639,273
                                                     ----------
                                                     $2,727,640
                                                     ==========

The current management of the Company is certain that controls are in place that will assure shareholders that sound business practices will be used in the future.

FUTURE  OPERATIONS

As noted in the description of the business section of the document, management has changed the focus of the Company to pursue the technology industry with emphasis on Internet related businesses. The Company intends to acquire Internet related companies by issuing shares of the Company's stock after a secondary offering. As of the date of this report, management of the Company has had preliminary discussions with potential merger or acquisition candidates, but there is no definitive agreement between the Company and any merger candidates. In the event the Company does enter into an agreement with such a third party, the new Board of Directors does intend to obtain certain assurances of the value of the target entity assets prior to consummating such a transaction. Current management has established a due diligence team to ascertain that the mistakes of the past will never happen again.

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's current assets represented 15% of current liabilities at December 31, 1999 as compared to 74% at December 31, 1998. Current liabilities exceeded current liabilities by $733,063 at December 31, 1999. At December 31, 1999, the Company primarily had two operational subsidiaries: one health care subsidiary located in Louisiana and one Internet Service Provider located in Houston, Texas. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities. Based on this liquidity problem, the Company's external auditors' report on the 1999 consolidated financial statements included a fourth paragraph noting a going concern problem. Based on discussions with the external auditors, if the Company is able to resolve this problem by obtaining additional equity funding, the auditors are willing to review the Company's current situation and if conditions have improved, the firm is willing to reissue their report without noting the going concern problem.

Management believes that actions presently being taken to obtain additional equity financing through a secondary offering and pursuing acquisitions and increasing sales in the technology sector will provide the Company the opportunity to continue as a going concern.

ITEM  7.  FINANCIAL  STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of R. E. Bassie & Co., P.C., independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  9-.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of March 24, 1999.

MANAGEMENT

     Name               Age               Position
     ----               ---               --------

Walter  D.  Davis      48      Chairman of the Board, President, Chief Executive
                                      Officer  and  Director
Lamont  Waddell        57      Chief  Financial  Officer  and  Director
Vincent E. Alexander   38      Director and Chairman of the Audit Committee
Beatrice  Beasley      55      Director  and  Chairman  of  the
                                      Compensation  Committee
Jesse  Funchess        69      Director

Walter D. Davis, 48, has been chairman of the board and the chief executive officer/president of CCGI since 1/20/00. He served as the chief financial officer from 9/1/99-1/20/00. He also serves as trustee on the Houston Municipal Pension Board.

Lamont Waddell, 57, is a director and has been the Chief Financial Officer since 1/20/00. He formerly served as comptroller of CCGI from October 1, 1999 to January 20, 2000, and prior to that he was the Vice President of Finance/Human Resource/Comptroller of the Faro Pharmaceutical Corp.

Vincent E. Alexander, 38, serves as director and chair of the audit committee. He was elected to the board in 12/99. He is a financial officer of the Infinity Brokerage Corporation. He is also a member of the greater Houston partnership.

Dr. Beatrice Beasley, 55, has been a member of the board since 1/20/00 and the chair of the compensation committee. She is a tenured professor at Texas Southern University and is president of Beasley & Associates, a business training and consulting firm. Dr. Beasley also serves on the board of the Harris County Children's Protective Services Agency.

Attorney Jesse Funchess, 69, was elected to the board in 2/00. He is managing partner of Jesse Funchess & Associates Attorneys at Law in Houston and Beaumont, Texas. Attorney Funchess is also the Chairman of the board of the South Central Houston Community Action Council, Inc.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, executive officers and persons who own more than five percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the SEC) initial reports of ownership and reports changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file.

The  Company  is  in  compliance.

ITEM  10.  EXECUTIVE  COMPENSATION

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION

Name  and                                              Annual
Principal Position               Year               Compensation
-------------------              ----               ------------

Richard  Belhman                 1999                  $  48,000
Chief Executive Officer          1998                  $  48,000

Winfred  Fields                  1999                  $  96,000
Chief Executive Officer

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

None

FISCAL  YEAR-END  OPTION  VALUES

None

DIRECTORS  REMUNERATION

In  1999  Directors  were  not  paid  a  fee  for  servicing  on  the  Board.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of February 16, 2000, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

CLASS          NAME  AND  ADDRESS            AMOUNT          PERCENT
-----          ------------------            ------          -------

Common         Arlie  Enterprise,  Inc.      1,363,619        6.2%
               11500 NE 76th St., A3#66
               Vancouver,  WA  98662

Common         Dorothy  M.  Stewart          1,366,000        6.2%
               1143 Bayou Island Drive
               Houston,  TX  77063

Common         Officers and Directors           53,600        0.2%
               (One  Officer)

The balance of the Company's outstanding Common Shares is held by approximately 4,000 persons.

ITEM  12  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Related transactions are noted in the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES, ALND REPORTS ON FORM 8-K.

1)     Documents  filed  as  part  of  the  report:

     1) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

2) The Company filed one report on Form 8-K during the last quarter of 1999. The report dated November 5, 1999 noted "Other Event." On or about September 30, 1999, the management of the Company filed for Chapte 11 reorganization of three of its subsidiaries, namely, Unique Dawning, I nc., Unique Dawning CMHC, Inc. land Summit Quality Health Services, Inc.

3)  Lists  of  Exhibits:

    Exhibit 27


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMTECH  CONSOLIDATION  GROUP,  INC.


Date:  April  13,  2000                    By:     /s/  Walter  D.  Davis
                                                   ----------------------
             Walter D. Davis
             Chairman of the Board,
             Chief Executive Officer,
             President

Date:  April  13,  2000                    By:     /s/  Lamont  J.  Waddell
                                                   ------------------------
             Lamont J. Waddell
             Chief Financial Officer,
             Vice President of Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                     Title
        ---------                                      -----

By:     /s/  Walter  D.  Davis             Chairman of the Board and Chief
        ----------------------             Executive Officer, President and
        Walter  D.  Davis                  Director


By:     /S/  Lamont  J.  Waddell           Board Member and Chief Financial
        ------------------------           Officer and Vice President of Finance
        Lamont  J.  Waddell


By:     /s/ Vincent E. Alexander           Board Member and Chairman of the
        ------------------------           Audit  Committee
        Vincent  E.  Alexander


By:     /s/ Dr. Beatrice Beasley           Board Member and Chairman of the
        ------------------------           Compensation  Committee
        Dr.  Beatrice  Beasley


By:     /s/  Jesse  Funchess               Board  Member
        --------------------
        Jesse  Funchess,  JD


        Signature                                   Date
        ---------                                   ----

By:     /s/  Walter  D.  Davis             April  13,  2000
        ----------------------
        Walter  D.  Davis


By:     /S/  Lamont  J.  Waddell           April  13,  2000
        ------------------------
        Lamont  J.  Waddell


By:     /s/  Vincent  E.  Alexander        April  13,  2000
        ---------------------------
        Vincent  E.  Alexander


By:     /s/  Dr.  Beatrice  Beasley        April  13,  2000
        ---------------------------
        Dr.  Beatrice  Beasley


By:     /s/  Jesse  Funchess               April  13,  2000
        --------------------
        Jesse  Funchess,  JD

INDEX  TO  FINANCIAL  STATEMENTS


               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX



Independent  Auditors'  Report

Consolidated  Financial  Statements:

     Balance  Sheets  -  December  31,  1999  and  1998

     Statements  of  Operations  -  Years  ended  December  31,  1999  and  1998

     Statements of Stockholders' Equity - Years ended December 31, 1999 and 1998

     Statements  of  Cash  Flows  -  Years  ended  December  31,  1999  and 1998

Notes  to  Consolidated  Financial  Statements

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION
--------------------------------------------------------------------------------




                              COMTECH CONSOLIDATION
                          GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998

                           (WITH INDEPENDENT AUDITORS'
                                 REPORT THEREON)

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION
--------------------------------------------------------------------------------
                                           7171  Harwin  Drive,  Suite  306
                                           Houston,  Texas  77036-2197
                                           Tel: (713)266-0691 Fax: (713)266-0692
                                           E-Mail:  Rebassie@aol.com


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The  Board  of  Directors
Comtech  Consolidation  Group,  Inc.:

We have audited the consolidated financial statements of ComTech Consolidation Group, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comtech Consolidation Group, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the two-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As shown in the consolidated financial statements, the Company incurred a net loss of $3,091,578 in 1999. At December 31, 1999, current liabilities exceed current assets by $733,063. These factors, and others discussed in Note 13, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                    /s/  R. E. Bassie & Co., P.C.


Houston,  Texas
March  24,  2000

                            COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                       CONSOLIDATED BALANCE SHEETS

                                        December 31, 1999 and 1998


Assets                                                                          1999            1998
-------------------------------------------------------------------------  ---------------  -------------

Current assets:
  Cash (note 3)                                                                   $21,710        $150,624
  Accounts receivable, less allowances for contractual
    adjustments and doubtful accounts of $1,000
    in 1999 and $4,310,771 in 1998 (note 12)                                      110,007       3,097,506
  Prepaid expenses                                                                      -         262,463
                                                                           ---------------  -------------
    Total current assets                                                          131,717       3,510,593
                                                                           ---------------  -------------

Note receivable (note 2)                                                           20,000               -

Property and equipment, net of accumulated
  depreciation and amortization (notes 4 and 5)                                   146,014         595,687

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $34,000 in 1999 and $22,171 in 1998 (notes 2 and 12)                            646,000       2,457,829

Other assets                                                                        4,340         244,457
                                                                           ---------------  -------------
    Total assets                                                                 $948,071      $6,808,566
                                                                           ===============  =============

                  Liabilities and Stockholders' Equity
                  ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                           617,392       1,287,893
  Accrued salaries and related liabilities                                        131,686       1,232,006
  Due to third-party payors                                                             -       1,503,623
  Loans payable to shareholders                                                    42,482         277,882
  Notes payable                                                                    10,000         186,888
  Convertible subordinated debentures (note 8)                                          -         195,000
  Current installments of long-term debt (note 5)                                  63,220          39,562
                                                                           ---------------  -------------
    Total current liabilities (note 12)                                           864,780       4,722,854
Long-term debt, less current installments (note 5)                                545,114         443,943
                                                                           ---------------  -------------
    Total liabilities                                                           1,409,894       5,166,797
                                                                           ---------------  -------------

Stockholders' equity (notes 2, 3, 6, 8, 12 and 14):
  Preferred stock, $.01 par value.  Authorized
    1,000,000 shares: issued and outstanding,
    31,028 shares in 1999 and 31,450 in 1998
      Class B, 8% cumulative and convertible                                          310             324
  Common stock, $.00967 par value.  Authorized
    30,000,000 shares: issued and outstanding,
    22,077,072 shares in 1999 and 16,970,849
    shares in 1998                                                                213,485         164,108
  Additional paid-in capital                                                    2,024,806       1,033,383
  Retained earnings (deficit)                                                  (2,700,424)        443,954
                                                                           ---------------  -------------
    Total stockholders' equity (deficit)                                         (461,823)      1,641,769

Commitments and contingent liabilities (notes 6, 8, 9, 11, 13, 14 and 15)
                                                                           ---------------  -------------
    Total liabilities and stockholders' equity                             $      948,071   $   6,808,566
                                                                           ===============  =============


See  accompanying  notes  to  consolidated  financial  statements.

                      COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF OPERATIONS

                            Years ended December 31, 1999 and 1998


                                                          1999                  1998
                                                  --------------------  --------------------
 Revenues:
   Net patient service revenue                    $         8,861,052   $         6,772,967
   Management fees                                                  -             1,271,422
   Internet service revenue                                   591,029               751,558
                                                  --------------------  --------------------
     Total revenues                                         9,452,081             8,795,947
                                                  --------------------  --------------------

 Operating expenses:
   Health care operations                                   7,953,888             6,960,452
   Internet operations                                        578,323               763,542
   Corporate operations                                     1,221,083               251,687
   Amortization                                                25,996                19,817
   Depreciation                                                25,715                56,757
                                                  --------------------  --------------------
     Total operating expenses                               9,805,005             8,052,255
                                                  --------------------  --------------------

     Operating income (loss)                                 (352,924)              743,692

 Other income (expenses):
   Interest income                                                  -                 3,040
   Interest expense                                           (11,014)              (31,147)
                                                  --------------------  --------------------
     Total other income (expenses)                            (11,014)              (28,107)
                                                  --------------------  --------------------

     Net income (losses) before extraordinary
       losses                                                (363,938)              715,585

 Extraordinary losses (note 12)                            (2,727,640)                    -
                                                  --------------------  --------------------
     Net earnings (loss) (note 8)                 $        (3,091,578)  $           715,585
                                                  ====================  ====================

 Earnings per share from continuing operations:
   (Before extraordinary items)
     Primary                                      $             (0.02)  $              0.05
                                                  ====================  ====================
     Fully diluted                                $             (0.01)  $              0.04
                                                  ====================  ====================
 Weighted average common shares
     Primary                                               19,954,922            14,719,450
                                                  ====================  ====================
     Fully diluted                                         24,634,045            16,312,361
                                                  ====================  ====================


 See  accompanying  notes  to  consolidated  financial  statements.

                        COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended December 31, 1999 and 1998


                                                                           1999          1998
                                                                       ------------  ------------

 Cash flows from operating activities:
   Net earnings (loss)                                                 $(3,091,578)  $   715,585
   Less losses from extraordinary item (note 12)                         2,727,640             -
                                                                       ------------  ------------
   Net earnings (loss) from continuing operations                         (363,938)      715,585
   Adjustments to reconcile net earnings (loss) to net
     cash used in operating activities:
       Depreciation and amortization of property
         and equipment                                                      25,715        56,757
       Amortization of excess of cost over net
         assets of businesses acquired                                      25,966        19,817
       Bad debt expense                                                     86,000       211,497
       Stock issued for various services                                   366,221             -
       Loss on disposal of equipment                                         2,963             -
       (Increase) decrease in accounts receivable                         (667,749)   (1,705,145)
       Increase in prepaid expenses                                         25,953      (210,137)
       Increase in other assets                                             74,837      (241,784)
       Increase (decrease) in accounts payable
         and accrued expenses                                              536,356      (102,039)
       Increase (decrease) in accrued salaries and
         related liabilities                                              (314,393)      564,532
       Decrease in amount due to third-party payors                        (40,735)      (40,532)
                                                                       ------------  ------------
           Net cash used in operating activities                          (242,804)     (731,449)
                                                                       ------------  ------------

 Cash flows from investing activities:
   Purchase of property and equipment                                      (11,647)      (69,172)
   Cash received from acquired subsidiaries                                      -       520,034
                                                                       ------------  ------------
           Net cash provided by (used in)
             investing activities                                          (11,647)      450,862
                                                                       ------------  ------------

 Cash flows from financing activities:
   Proceeds from borrowing from shareholders                                     -        33,750
   Repayments to shareholders                                                    -       (37,038)
   Proceeds from long-term debt                                                  -        79,850
   Principal payments on long-term debt                                    (13,588)      (30,477)
   Proceeds from short-term note payable                                    10,000             -
   Principal payments on short-term notes payable                                -       (18,896)
   Proceeds from issuance of shares under private placement                129,125         1,499
   Proceeds from sales of subordinated debentures                                -       400,000
                                                                       ------------  ------------
           Net cash provided by financing activities                       125,537       428,688
                                                                       ------------  ------------

           Net increase (decrease) in cash                                (128,914)      148,101

 Cash at beginning of year                                                 150,624         2,523
                                                                       ------------  ------------
 Cash at end of year                                                   $    21,710   $   150,624
                                                                       ============  ============

 Supplemental schedule of cash flow information:
   Interest paid                                                       $    11,014   $    31,147
                                                                       ============  ============

 Supplemental disclosures:

   Noncash investing and financing activities (notes 2, 3, 8 and 12))


 See  accompanying  notes  to  consolidated  financial  statements.

                                COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                     Years ended December  31, 1999 and 1998

                                                                                                       Total
                                                                       Additional      Retained     stockholders'
                                            Preferred      Common        paid-in       earnings       equity
                                              stock        stock         capital       (deficit)     (deficit)
                                           ------------  ----------  ---------------  ------------  -------------
 Balance, December 31, 1997                $         -    $124,996          $75,978     $(271,631)     $(70,657)

   Issuance of 1,029,410 shares
     for acquisitions (note 2)                     324       9,670          743,948             -       753,942

   Issuance of 1,499,138 shares
     under private placement
     (note 3)                                        -      14,497          (12,998)            -         1,499

   Issuance of 182,000 shares                                                                                 -
     for marketing services                          -       1,760           34,640             -        36,400

   Conversion of debentures
     for 1,363,511 shares
     of common stock (note 9)                        -      13,185          191,815             -       205,000

   Net earnings                                      -           -                -       715,585       715,585
                                           ------------  ----------  ---------------  ------------  ------------

 Balance, December 31, 1998                        324     164,108        1,033,383       443,954     1,641,769

   Issuance of 3,500 shares of preferred
     stock for acquisitions (note 2)                35           -           62,166             -        62,201

   Issuance of 645,625 shares of
     common stock under private
     placement (note 3)                              -       6,243          122,882             -       129,125

   Issuance of 1,251,995 shares of
     common stock for retirement of
     debt (note 3)                                   -      12,108          238,291             -       250,399

   Conversion of debentures
     for 1,223,787 shares
     of common stock (note 9)                        -      11,834          183,166             -       195,000

   Issuance of 376,078 shares
     for investor relations                         15       3,622          300,184             -       303,821

   Issuance of 183,600 shares of common
     stock for contractual services
     (note 3)                                        -       1,775           45,665             -        47,440

   Conversion of 6,400 shares of
     preferred stock for 1,530,222
     shares of common stock (note 6)               (64)     14,797          (14,733)            -             -

   Issuance of 96,392 shares of
     common stock for preferred
     stock dividends (note 6)                        -         932           51,868       (52,800)            -

   Retirement of 200,000 shares
     of common stock (note 3)                        -      (1,934)           1,934             -             -

   Net loss                                          -           -                -    (3,091,578)   (3,091,578)
                                           ------------  ----------  ---------------  ------------  ------------

 Balance, December 31, 1999                       $310    $213,485       $2,024,806   $(2,700,424)    $(461,823)
                                           ============  ==========  ===============  ============  ============


 See  accompanying  notes  to  consolidated  financial  statements.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     THE  COMPANY

     ComTech Consolidation Group, Inc., a Delaware corporation, was incorporated on July 13, 1987. The Company is a Houston, Texas based consolidation company that is focused on acquiring and building growth oriented businesses through acquisitions in the technology related industries. The Company has operations in Texas and Louisiana.

     PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of Comtech Consolidation Group, Inc. and its wholly-owned subsidiaries (the Company). All material intercompany profits, transactions and balances have been eliminated.

     The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over a 40-year period commencing with the dates of acquisition.

     PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

     EARNINGS  PER  SHARE

     Earnings  (losses)  per common  share have been  computed by  dividing  net
     earnings   (losses)  by  the  weighted  average  number  of  common  shares outstanding during the respective periods.

     STATEMENTS  OF  CASH  FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     USE  OF  ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

     PATIENT  SERVICE  REVENUE

     The Company's health care subsidiaries have agreements with third-party payors (primarily Medicare and Medicaid programs) that provide for payments to the Company at amounts different from its established rate for services and supplies. Payment arrangements include prospectively determined rates, reimbursed costs, discounted charges, and other arrangements. Patient service revenue is reported at the estimated net realizable amounts from patients, third-party payors, and others for services rendered, including estimated retroactive adjustments under reimbursement agreements with third-party payors. Retroactive adjustments are recorded on an estimated basis in the period the related services are rendered and adjusted in the future periods, as final settlements with the payors are determined.

     CONCENTRATION  OF  CREDIT  RISK

     Medicare  and  Medicaid  Programs

     Net revenue from the majority of the Company's subsidiaries is generated from services rendered to Medicare and Medicaid program (the Programs) beneficiaries. The reimbursement from the Programs is determined under cost-based reimbursement formulas. The ultimate reimbursement to which the Company is entitled is based on the submission of annual cost reports, which are subject to audit, by the Programs through the Programs intermediaries. Management has made allowances for potential cost disallowances. Differences between allowances and final settlements are reported as modification to net patient service revenue in the year of settlement. Since the Company receives a substantial portion of its funding from the Programs, it is dependent on funding from the Medicare and Medicaid programs to support fifty percent of its operations.

     RECLASSIFICATIONS

     Certain 1998 amounts have been reclassified to conform to the 1999 presentation.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS

     Effective January 1, 1999, the Company, through its wholly-owned subsidiary, PMP, issued 1,000 shares of its Class B preferred stock (see note 6) for all of the outstanding stock of Clinical Concepts, Inc., a Louisiana health care corporation. On the same day, the Company sold Clinical Concepts Inc. to an individual for a long-term note receivable in the amount of $30,000. The note receivable is due in six annual installments of $5,000.

     Effective March 26, 1999, the Company, through its wholly-owned subsidiary, Unique Dawning, Inc., issued 2,500 shares of its Class B preferred stock (see note 6) for all of the outstanding stock of two Texas health care corporations.

     Effective February 15, 1998, the Company issued 500,000 shares of its common stock in exchange for all of the outstanding stock of Professional Management Providers, Inc. (PMP), a Louisiana health care management corporation.

     Effective April 1, 1998, the Company issued 500,000 shares of its common stock in exchange for all of the outstanding stock of Unique Dawning, Inc., a Texas health care corporation.

     Effective June 30, 1998, the Company, through its wholly-owned subsidiary, PMP, issued 2,000 shares of its Class B preferred stock for all of the outstanding stock of Superior Quality Health Care, Inc., a Texas health care corporation.

     Effective July 30, 1998, the Company, through its wholly-owned subsidiary, PMP, issued 11,000 shares of its Class B preferred stock for all of the outstanding stock of Home Care Center, Inc., a Louisiana health care corporation (see note 11).

     Effective August 13, 1998, the Company, through its wholly-owned subsidiary, PMP, issued 1,300 shares of its Class B preferred stock for all of the outstanding stock of Magnolia Home Health, Inc., a Louisiana health care corporation.

     Effective October 3, 1998, the Company, through its wholly-owned subsidiary, PMP, issued 600 shares of its Class B preferred stock for all of the outstanding stock of A-1 Bayou Health 2000, Inc., a Louisiana health care corporation.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Between July 1, 1998 and December 29, 1998, the Company, through its wholly-owned subsidiary, PMP, issued 16,550 shares of its Class B preferred stock for certain net assets of twelve Louisiana health care corporations.

     All of the above acquisitions have been accounted for using the purchase method with the purchase price allocated to the acquired assets and liabilities based on their respective estimated fair values at the acquisition dates. Such allocations were based on evaluations and estimations. A valuation adjustment in the amount of $2,000,000 has been assigned to the value of existing contracts for entities acquired in 1998.

     The  purchase  allocation  is  summarized  as  follows:

                                              1999           1998
                                              ----           ----

         Current  assets                    $133,849       $3,630,796
         Noncurrent  assets                   25,000                -
         Property  and  equipment                  -          439,745
         Excess of cost over net assets
            of  businesses  acquired               -        2,000,000
         Current  liabilities                (96,648)      (5,229,128)
         Long-term  liabilities                    -          (87,471)
                                            ---------      -----------
                                             $62,201         $753,942
                                            =========      ===========

     Goodwill  is  being  amortized  over  a  period  of  40  years.

(3)  RELATED  PARTY  TRANSACTIONS

     In January 1999, the Company sold 645,625 shares of common stock for $129,125 ($.20 per share) to a company owned by a relative of the Chairman of the Board at the time (the Chairman was subsequently removed by the Board). The Chairman of the Board charged the Company a fee in the amount of $5,125 to consummate this transaction. This private placement was never approved by the Board of Directors.

     In January 1999, the Company issued 1,251,995 shares of common stock to companies owned by relatives of the Chairman of the Board at the time. The shares were issued to retire loans made to the Company by the Chairman of the Board and a company owned by the deceased former Chairman of the Board. The Board of Directors never approved these transactions. The Board subsequently removed the Chairman from the Board. The shares were never returned and are still outstanding. In March 2000, the Company signed a settlement agreement and mutual release in return for another private placement of stock (see note 14). In addition, the former President of the Company agreed to return 200,000 shares of common stock in settlement of his involvement in the issuance of the shares.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In April 1999, the Company issued 130,000 shares ($.20 per share) of common stock to the Chairman of the Board at the time for compensation for services performed.

     In December 1999, the Company issued 53,600 shares ($.40 per share) of common stock to the Chief Financial Officer for compensation for services performed and the repayment of $11,500 in loans made to the Company,

     On July 2, 1998, the Company completed a private offering of 1,500,000 shares of its common stock at an offering price of $.001 per share. Of the 1,500,000 offered, 1,499,138 shares were issued and sold. 283,000 shares were sold to a company owned by the son of the Chairman of the Board at the time, 666,138 shares were sold to the Chairman of the Board at the end of 1998, and 500,000 shares were sold to a close business associate of the Chairman of the Board, of which, 320,000 shares were subsequently transferred to the Chairman of the Board. The shares were issued for less than the par value of the shares. The excess of the par value over the proceeds from the placement has been charged to Additional paid-in capital. The Company has not determined whether the issuance met the requirements of state law.

     At December 31, 1998, $40,000 of the cash balance was pledged as collateral for a personal loan made by the president of PMP. The Board of Directors of the Company did not approve this transaction.

(4)  PROPERTY  AND  EQUIPMENT

     Property  and  equipment  is  summarized  as  follows:

                                                      December  31,
                                               -------------------------
                                                 1999            1998
                                               ---------       ---------
        Equipment                               $240,317        $301,922
        Furniture  and  fixtures                   1,600         429,087
        Leasehold  improvements                        -         336,163
                                               ---------       ---------
          Total  property  and  equipment        241,917       1,067,172
        Less accumulated depreciation and
          amortization                            95,903         471,485
                                               ---------       ---------
          Net  property  and  equipment         $146,014        $595,687
                                               =========       =========

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5)  LONG-TERM  DEBT

     Long-term  debt  is  summarized  as  follows:

                                                             December  31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
        Notes payable (8), due March 10, 2001, with
          interest at 6.5% (see note 11)                   $251,100  $      -
        Note payable in monthly installments of $868
          through September 2003; with interest at
          10.5%, unsecured                                   34,075    40,393
        Note payable in monthly installments of $970
          through September 2004, with monthly
          installments increasing to $5,500 through
          August 2005, with interest, unsecured             115,126   119,006
        Note payable in monthly installments of $3,700
          through August 2004, unsecured                    208,033   219,169
        Note payable to a bank, with interest at
          the lender's prime rate plus 2%, due
          March 5, 2000 (note 12),                                -    67,322
        Note payable, with interest at 13.24%, due
          January 2003; collateralized by transpor-
          tation equipment (note 12)                              -    16,235
        Note payable, with interest at 3.90%, due
          November 2003; collateralized by transpor-
          tation equipment (note 12)                              -    21,380
                                                           --------  --------
            Total long-term debt                            608,334   483,505
          Less current installments                          63,220    39,562
                                                           --------  --------
            Long-term debt, less
               current installments                        $545,114  $443,943
                                                           ========  ========


     Aggregate yearly maturities of long-term debt for the periods after December 31, 1999 are as follows:

                    Years
                    -----
                     2000                   $63,220
                     2001                   315,111
                     2002                    64,889
                     2003                    66,115
                     2004                    60,193
                     Thereafer               38,806
                                           --------
                                           $608,334
                                           ========

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  PREFERRED  STOCK

     In 1999, the Company issued 3,500 shares of its Class B preferred stock in exchange for all of the outstanding stock of three health care companies (see note 2). In 1998, the Company issued 31,450 shares of its Class B preferred stock in exchange for all of the outstanding stock of four health care companies and certain net assets of twelve health care companies (see note 2). The Class B preferred shares have a face value of $100 per share, with an annual cumulative dividend equal to 8%, with a term of 24 months. The Class B preferred shares are convertible by the shareholders for the Company's common stock at anytime after 12 months from the date of issuance at a conversion rate equal to 80% of the then market price of the Company's common stock. The Class B preferred shares are redeemable by the Company at anytime in exchange for cash payment equal to the full-face amount of the shares plus accumulated dividends. At the end of the 24 month term, if not redeemed by the Company for cash equal to the face amount of the preferred shares, the shares automatically convert to common stock at a conversion rate equal to 80% of the then market bid price of the Company's common stock. See note 14 for subsequent events related to the creation and subsequent sale of the Company's Class E preferred stock.

(7)  FEDERAL  INCOME  TAX  EXPENSE

     The estimated federal income tax expense for the year ended December 31, 1998 is eliminated by net operating loss carryforwards.

(8)  CONVERTIBLE  SUBORDINATED  DEBENTURES

     On August 3, 1998,  the Company  entered  into an  agreement  to issue,  as needed, $750,000 of 8% senior subordinated convertible redeemable debentures (the Debentures) due August 3, 1999. Interest on the outstanding balance is due and payable monthly commencing September 3, 1998. The Debentures may be converted into shares of the Company's stock at the lower of 75% of the closing bid price of the Company's stock the day immediately preceding the date of receipt by the Company of notice of conversion or by 75% of the closing bid price of the Company's stock on the five days immediately preceding the date of subscription by the holder as reported by the National Association of Securities Dealers Electronic Bulletin Board ("NASDAQ"). As of December 31, 1998, the Company had borrowed $400,000 of the $750,000. And, the holders of the Debentures converted $205,000 of the borrowings into 1,363,511 shares of the Company's common stock. The remaining $195,000 is recorded as a current liability at December 31, 1998. In 1999, the Company converted the remaining $195,000 into 1,223,787 shares of the Company's common stock.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)  LEASES

     The Company leases certain office space, furniture and equipment under operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 1999 are as follows:

                 Year
                 ----
                 2000                      $73,633
                 2001                       19,168
                                            ------
                     Total                 $92,801
                                            ======

(10)  INDUSTRY  SEGMENTS

     The Company operated in two industries (health care and internet service providers) and two geographical locations (Texas and Louisiana) during 1999 and 1998. Professional Management Providers, Inc. provided health care services in the state of Louisiana (see note 12), and Unique Dawning, Inc. provided health care services in the state of Texas (see note 12). Networks On-Line, Inc. is an Internet service provider (ISP) in Texas. Segment and geographical information for the years ended December 31, 1999 and 1998 is as follows:

                                          1999                   1998
                                       ----------             -----------
     Net  revenues:
         Health care - Louisiana       $7,198,930             $7,253,787
         Health care - Texas            1,662,122                790,602
         ISP - Texas                      591,029                751,558
                                       ----------             -----------
                                       $9,452,081             $8,795,947
                                       ==========             ===========

     Operating  income  (loss):
         Health care - Louisiana         $775,039               $992,443
         Health care - Texas              122,885                 57,557
         ISP - Texas                      (29,765)               (54,621)
         Corporate expenses            (1,221,083)              (251,687)
                                       ----------             -----------
                                        $(352,924)              $743,692
                                       ==========             ===========

     Identifiable  assets:
         Health care - Louisiana         $292,103             $5,221,722
         Health care - Texas                    -                780,408
         ISP - Texas                      630,916                644,874
         Corporate                         25,052                161,562
                                       ----------             -----------
                                         $948,071              $6,808,566
                                       ==========             ===========

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Corporate expenses for the year ended December 31, 1999 are summarized as follows:

     Settled  and  pending  litigation              $400,000
     Investor  relations                             373,702
     Contractual  services                           112,727
     Bad  debt  expenses                              86,000
     Legal  fees                                      71,198
     Accounting  and  audit  fees                     47,696
     Salaries  and  payroll  taxes                    38,131
     Other  administrative  expenses                  91,629
                                                 -----------
     Total                                        $1,221,083
                                                 ===========

(11) LITIGATION

     The Company has certain pending and threatened litigation and claims incurred in the ordinary course of business (primarily related to acquisitions and disposition of subsidiaries and related employment agreements). Management has not determined whether or not the probable resolution of such contingencies will have any additional material affect on the financial position of the Company or the results of operations. Included in long-term debt is $251,100 of liabilities related to settled litigation. In addition, approximately $150,000 is included in accounts payable and accrued expenses for pending litigation.

(12) DISPOSAL  OF  HEALTH  CARE  FACILITIES

     During 1999, a number of the facilities (6) in Louisiana owned by the Company's subsidiary, Professional Management Providers, Inc. were operating under Chapter 11 of the U.S. Bankruptcy Code. As a result of several disputes and lawsuits with former management of the subsidiary, the Trustee in bankruptcy closed the six subsidiary corporations of Home Care Center, Inc. in July 1999. Thereafter, the Company closed three of the remaining four facilities in Louisiana, and transferred ownership of the remaining one to the parent company. The one remaining facility was still in operation at December 31, 1999.

     In addition, the Company made several acquisitions during 1999 through its Unique Dawning, Inc. subsidiary without board approval or corporate involvement. These facilities proved unmanageable, and as a result, Unique Dawning, Inc. was placed in Chapter 11 of the Bankruptcy Code in September 1999. Subsequently, the Trustee transferred the filing to Chapter 7, which provides for liquidation.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As a result of these events, the Company recognized losses on the closing and disposal of the twelve facilities (nine under Professional Management Providers, Inc. and three under Unique Dawning, Inc.). The losses were as follows:

         Professional  Management  Providers,  Inc.       $2,088,367
         Unique  Dawning,  Inc.                              639,273
                                                          ----------
                                                          $2,727,640
                                                          ==========

     The loss has been reflected in the accompanying statement of income as an extraordinary item. No income tax credit has been provided against the loss due to the unavailability of recoverable taxes in prior periods.

(13) OPERATIONAL  STATUS

     The current company is the survivor of a reverse merger, which occurred in 1997 and has expanded since then through both internal growth and acquisitions. During this growth period, the Company reported significant revenues in 1998 and 1999; however, the revenues reported for both years represented approximately one-half of a year's operations. This situation was due to significant acquisitions occurring in mid-year 1998 and the disposition (note 12) of a majority of those businesses in mid-year 1999. The management of the acquisition process and the management of those subsequent operations exposed the Company to significant legal liabilities (note 11).

     At December 31, 1999, current liabilities exceeded current assets by $733,063. At December 31, 1999, the Company primarily had two operational subsidiaries: one health care subsidiary located in Louisiana and one Internet Service Provider located in Houston, Texas. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities.

     In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, the success of a secondary placement and future acquisitions and operations. Management believes that actions presently being taken to obtain additional equity financing through a secondary offering and acquisitions and increasing sales in the technology sector will provide the opportunity to continue as a going concern.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) SUBSEQUENT  EVENT

     During February and March 2000, the Company raised $200,000 through a private placement. The Company agreed to sell 2,000 shares of its Class E preferred stock at $100 per share. Each share of the Class E preferred stock, has an annual cumulative dividend equal to 8%, with a term of 12 months, and is convertible into 650 shares of the Company's common stock.

(15) YEAR  2000  ISSUE

     The Year 2000 issue is the result of computer programs being written using two digits rather than four to define a specific year. Absent corrective actions, a computer program that has date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions to various activities and operations.

     The Company primarily uses licensed software products in its operations with a significant portion of processes and transactions centralized in several particular accounting software packages. The Company has not experienced any year 2000 problems to date; however, the Company plans to continue to monitor the situation closely.

                    NOTICE OF ANNUAL MEETING OF SHAREHOLDERS



DATE:          MAY  12,  2000

TIME:          1:00  P.M.

PLACE:         1902  MECHANIC  STREET
               GALVESTON,  TEXAS  77550


MATTERS  TO  BE  VOTED  ON:

   1.  Election  of  five  directors.

   2.  Approval  of  an  Increase  in  authorized  shares.

   3.  Approval  of  our  2000  Employee  Stock  Option  Plan.

   4. Ratification of the appointment of R.E. Bassie & Co., P.C. as our independent auditors for 2000.

   5. Any other matters properly brought before the shareholders at the meeting.


                                         By orders of the Board of Directors,


                                         Dr. Beatrice Beasley
April  17,  2000                         Secretary

                                 PROXY STATEMENT


Your vote at the annual meeting is important to us. Please vote your shares of common stock by completing the enclosed proxy card and returning it to us in the enclosed envelope. This proxy statement has information about the annual meeting and was prepared by the Company's management for the board of directors. This proxy statement was first mailed to shareholders on April 17, 2000. In order to avoid the unnecessary expense of further solicitations, we urge you to indicate your voting instructions on the enclosed proxy card. Even though you plan on attending the meeting, we urge you to fill out the proxy card. You may vote in person and cancel your instructions on the proxy card when you arrive at the meeting.



   ---------------------------------------------------------------------------
   |                                 TABLE OF CONTENTS                       |
   |                                                                         |
   |                                                                    PAGE |
   |                                                                    ---- |
   |                                                                         |
   | General Information  about  voting                                    2 |
   | Proposal No. 1: Election of Directors                                 5 |
   | Proposal No. 2: Increase in authorized shares                        10 |
   | Proposal No. 3: Approval of Employee Stock Option Plan               12 |
   | Proposal No. 4: Appointment of Independent Accountants               14 |
   ---------------------------------------------------------------------------

GENERAL  INFORMATION  ABOUT  VOTING


WHO  CAN  VOTE?

You can vote your shares of common stock if our records show that you owned the shares on March 9, 2000. A total of 22, 327, 072 shares of common stock can vote at the annual meeting. You get one vote for each share of common stock, unless cumulative voting is in effect. Cumulative voting is described on page 5 hereof. The enclosed proxy card shows the number of shares you can vote.

HOW  DO  I  VOTE  BY  PROXY?

Follow the instructions on the enclosed proxy card to vote on each proposal to be considered at the annual meeting. Sign and date the proxy card and mail it back to us in the enclosed envelope. The proxyholders named on the proxy card will vote your shares as you instruct. If you sign and return the proxy card but do not vote on a proposal, the proxyholders will vote for you on that proposal. Unless you instruct otherwise, the proxyholders will vote for each of the other proposals to be considered at the meeting.

WHAT  IF  OTHER  MATTERS  COME  UP  AT  THE  ANNUAL  MEETING?

The matters described in this proxy statement are the only matters we know will be voted on at the annual meeting. If other matters are properly presented at the meeting, the proxyholders will vote your shares as they see fit.

CAN  I  CHANGE  MY  VOTE  AFTER  I  RETURN  MY  PROXY  CARD?

Yes. At any time before the vote on a proposal, you can change your vote either by giving the Company's secretary a written notice revoking your proxy card or by signing, dating, and returning to us a new proxy card. We will honor the proxy card with the latest date.

CAN I VOTE IN PERSON AT THE ANNUAL MEETING RATHER THAN BY COMPLETING THE PROXY CARD?

We encourage you to complete and return the proxy card to ensure that your vote is counted and you may also attend the meeting. If you attend the annual meeting, you may vote your shares in person and cancel the proxy instructions.

WHAT  DO  I  DO  IF  MY  SHARES  ARE  HELD  IN  "STREET  NAME"?

If your shares are held in the name of your broker, a bank, or other nominee, that party should give you instructions for voting your shares.

HOW  ARE  VOTES  COUNTED?

We will hold the annual meeting if holders of a majority of the shares of common stock entitled to vote either sign and return their proxy cards or attend the meeting. If you sign and return your proxy card, your shares will be counted to determine whether we have a quorum even if you abstain or fail to vote on any of the proposals listed on the proxy card.

If your shares are held in the name of a nominee, and you do not tell the nominee by May 11, 2000 how to vote your shares (so-called "broker nonvotes"), the nominee can vote them as it sees fit only on matters that the National Association of Securities Dealers Automated Quotation System (NASDAQ") determines to be routine, and not on any other proposal. Broker nonvotes will be counted as present to determine if a quorum exists but will not be counted as present and entitled to vote on any nonroutine proposal.

WHO  PAYS  FOR  THIS  PROXY  SOLICITATION?

We do. In addition to sending you these materials, some or our employees may contact you by telephone, by mail, or in person. None of theses employees will receive any extra compensation for doing this. We have retained ADP-Process Control, 51 Mercedes Way, Edgewood, NY 11717, to assist us in soliciting your proxy for a fee of approximately $10,000 plus reasonable out-of-pocket expenses.


                                 STOCK OWNERSHIP

The Annual Report on Form 10-K for the Company (the "Form 10-K") includes a table showing the number of shares of common stock beneficially owned (as of December 31, 1999) by :

-    each person who we know beneficially owns more than 5% of the common stock;

-    each  director;

-    each  executive  officer named in the Summary Compensation Table on page 8;
     and

-    the  directors  and  executive  officers  as  a  group.


The Form 10-K also includes a table of each beneficial Owner in the Company who owns at least 1% of the Company's voting securities.

                                 PROPOSAL NO. 1
                              ELECTION OF DIRECTORS

     An entire board of directors, consisting of five (5) members, will be elected at the annual meeting. The directors elected will hold office until their successors are elected, which should occur at the next annual meeting.

     VOTE REQUIRED. The five (5) nominees receiving the highest number of votes will be elected. Votes withheld for a nominee will not be counted. You get one vote for each of your shares of common stock, unless cumulative voting is in effect. For cumulative voting to be in effect, at least one shareholder must notify the Chair of the annual meeting, before the vote on directors, of his or her intent to cumulate votes. If this notice is given, all shareholders may cumulative votes. If cumulative voting is in effect, you will be entitled to a number of votes in the election of directors equal to five (5) (the total number of directors to be elected) multiplied by the number of shares you are entitled to vote. For example, if you have 100 shares, you have 500 votes. You can give all your votes to one nominee or distribute your votes among as many nominees as you want. Proxyholders can cumulate the shares they are entitled to vote as they see fit.

     NOMINATIONS. At the annual meeting, we will nominate the persons named in this proxy statement as directors. Although we don't know of any reason why one of these nominees might not be able to serve, the board of directors will propose a substitute nominee if any nominee is not available for election. Shareholders also can nominate persons to be directors. If you want to nominate a person, you must follow the procedures in the Company's bylaws. You must deliver a notice to the Company's secretary at the Company's principal executive offices between April 17, 2000 and May 10, 2000. That notice must contain the information required by the bylaws about you and your nominees. Unless you have complied with these bylaws provision, your nominee won't be accepted and can't be voted on by the shareholders.

     GENERAL INFORMATION ABOUT THE NOMINEES. All of the nominees are currently directors of the Company. Each has agreed to be named in this proxy statement and to serve as a director if elected. The ages listed for the nominees are as of April 1, 2000.

WALTER  DAVIS                  Director  since  December  1999

          Walter Davis, 48, has been chairman of the board and the chief executive officer/president of CCGI since 1/20/00. He served as the chief financial officer from 9/1/99-1/20/00. He also serves as trustee on the Houston Municipal Pension Board.

VINCENT  EDWARD  ALEXANDER     Director  since  December  1999

          Vincent Edward Alexander, 38, serves as director and chair of the audit committee. He was elected to the board in 12/99. He is a financial officer of the Infinity Brokerage Corporation. He is also a member of the greater Houston partnership.

DR.  BEATRICE  BEASLEY         Director  since  January  2000

          Dr. Beatrice Beasley, 55 has been a member of the board since 1/20/00 and the chair of the compensation committee. She is a tenured professor at Texas Southern University and is president of Beasley & Associates, a business training and consulting firm. Dr. Beasley also serves on the board of the Harris County Children's Protective Services Agency.

LAMONT  WADDELL                Director  since  January  2000

          Lamont Waddell, 57 is a director and has been the Chief Financial Officer since 1/20/00. He formerly served as comptroller of CCGI and prior to that he was the Vice President of Finance/Human Resource/Comptroller of the Faro Pharmaceutical Corp.

JESSE  FUNCHESS,  J.D.         Director  since  January  2000

          Attorney Jesse Funchess, 69 was elected to the board in 2/00. He is managing partner of Jesse Funchess & Associates Attorneys at Law in Houston and Beaumont Texas. Attorney Funchess is also the Chairman of the board of the South Central Houston Community Action Council, Inc.

     COMMITTEES OF THE BOARD. The board of directors has two principal committees. The following chart describes the function and membership of each committee and the number of times it met in 1999:

                           AUDIT COMMITTEE - 1 MEETING

FUNCTION                                            MEMBERS
--------                                            -------

-    Review internal financial information      Vincent Edward Alexander (Chair)
-    Review  audit  program                     Dr.  Beatrice  Beasley
-    Review  the  results  of  audits with      Attorney  Jesse  Funchess
      the  independent  auditors
-    Oversee  quarterly  reporting

                       COMPENSATION COMMITTEE - 0 MEETINGS

FUNCTION                                                MEMBERS
--------                                                -------
-    Review  and approve compensation              Dr. Beatrice Beasley (Chair)
     and  benefit  programs                        Vincent  Edward  Alexander
-    Approve compensation of senior executives     Attorney Jesse Funchess
-    Administer  Stock  Option  Plan

     The board of directors had four meetings during 1999. Of the current board members, only Walter Davis and Vincent Edward Alexander were on the board in 1999 and they attended one meeting of the board and one meeting of the audit committee.

                             EXECUTIVE COMPENSATION

The following report and the performance graph on page 9 do not constitute soliciting materials and are not considered filed or incorporated by reference into any other Company filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, unless we state otherwise.




                      REPORT OF THE COMPENSATION COMMITTEE

                  GENERAL PHILOSOPHY ON EXECUTIVE COMPENSATION

The  Committee's  goal  is  to:
-    provide  compensation  competitive  with  other  similar  companies;
-    reward  executives  consistent  with  the  performance  of  the  Company;
-    recognize  individual  performance;
-    retain  and  attract  qualified  executives;  and
-    encourage  executives  to  increase  shareholder  value.
To achieve these goals, the Committee has put in place an executive-compensation program with three basis elements: base salary, annual cash bonus, and stock options.

BASE SALARY. The Committee determines the base salary of each executive officer other than the CEO. The Committee considers competitive industry salaries, the nature of the officer's position, the officer's contribution and experience, and the officer's length of service.

ANNUAL CASH BONUS. Before the beginning of each year, the Committee sets specific annual performance targets for each executive officer. The performance targets are tailored to the officer's position. They can be based on net income, return on equity, customer satisfaction, and other factors. The Committee sets each annual bonus based on the officer's success in meeting or exceeding the performance targets.

STOCK OPTIONS. If proposal No. 3 is adopted, the Committee will grant options to an executive officer when the officer is hired, when the officer is promoted, and during the officer's existing employment. The Committee determines the number of options to be granted to an officer based on the officer's level of responsibility. Options vest over a four-year period. The Committee believes that the use of stock options ties a significant portion of an officer's compensation to increases in the price of the Company's stock realized by all of the Company's shareholders.

                          INTERNAL REVENUE CODE LIMITS

Section 162(a) of the Internal Revenue Code disallows a tax deduction to public corporations for compensation over $1,000,000 paid for any fiscal year to the corporation's chief executive officer or to any of the four other most highly compensated executive officers. The statute exempts qualifying performance-based compensation from the deduction limit if certain requirements are met. The Committee currently intends to structure its executive-compensation packages to meet these requirements.


           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

None of the Compensation Committee members is or has been a Company officer or employee. No Company executive officer currently serves on the Compensation
Committee  or  any  similar  committee  of  another  public  company.

                            SUMMARY COMPENSATION TABLE
                                      (1999)


      Name and                        Annual           Long-Term
Principal Position       Year    Compensation    Compensation Awards
-----------------------  ----  ----------------  -------------------

                                SEE SEC FORM 10-K
NUMBER OF STOCK
                                SALARY   BONUS        OPTIONS GRANTED
                                ------   -----        ---------------

RICK BELHMAN             1999  $
Chief Executive Officer

WINFRED FIELDS           1999  $
Chief Executive Officer

JOEL FLOWERS             1999  $
Chief Financial Officer

WALTER DAVIS
Chief Financial Officer  1999  $




                           SUMMARY COMPENSATION TABLE
                                    (2000)(1)

         Name and                           Annual             Long-Term
Principal Position          Year       Compensation       Compensation Awards
------------------          ----       ------------       -------------------

                                                          NUMBER OF STOCK
                                      SALARY     BONUS    OPTIONS GRANTED
                                     --------  --------  ----------------
WALTER DAVIS                2000     $120,000   $48,000         0
Chief Executive Officer

LAMONT WADDELL
Chief Financial Officer     2000      $95,000   $20,000         0

-------------------------
1. Annualized compensation amounts projected for the year 2000. The current officers of the Company were not officers in 1999.

                           OPTIONS GRANTED IN 1999 (1)

                              PERCENT OF
                              TOTAL
                NUMBER OF     OPTIONS
                SECURITIES    GRANTED TO
                UNDERLYING    ALL          EXERCISE                 GRANT DATE
                OPTIONS       EMPLOYEES    PRICE        EXPIRATION  PRESENT
NAME            GRANTED       1999         (PER SHARE)  DATE        VALUE
----            ----------    ----         -----------  ----------  ----------

Rick Belhman      0             0              __          __      0
Winfred Fields    0             0              __          __      0
Joel Flowers      0             0              __          __      0
Walter Davis      0             0              __          __      0


                    OPTION EXERCISES AND YEAR-END VALUE TABLE

                                               NUMBER
                                               SECURITIES                     VALUE  OF
                   NUMBER OF                   UNDERLYING                     UNEXERCISED
                   SHARES                      UNEXERCISED                    IN-THE-MONEY
                   ACQUIRED      VALUE         OPTIONS  AT                    OPTION  AS  OF
NAME               ON EXERCISE   REALIZED      DECEMBER 31, 1999              DECEMBER 31, 1999
----               -----------   --------      -------------------            -------------------
                                               EXERCISABLE  UNEXERCISABLE     EXERCISABLE  UNEXERCISABLE
                                               -----------  -------------     -----------  -------------
Rick Belhman          0           __              __          __                __          __
Winfred Fields        0           __              __          __                __          __
Joel Flowers          0           __              __          __                __          __
Walter Davis          0           __              __          __                __          __

_______________________________
1.     The  Company  did  not  have  an  option  plan  in  1999.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING REQUIREMENT

Our directors and executive officers must file reports with the Securities and Exchange Commission indicating the number of shares of the Company's common stock they beneficially own and any changes in their beneficial ownership. Copies of these reports must be provided to us. Based on our review of these reports and written representations from the persons required to file them, we believe each of our directors and executive officers filed all the required reports during 1999.

                                 PROPOSAL NO. 2
                          INCREASE IN AUTHORIZED SHARES


          At the annual meeting, you will be asked to vote to approve an increase in authorized shares of the Common Stock, from 30,000,000 to 100,000,000 (the "Share Increase"). We recommend that you vote for it.

          VOTE REQUIRED. If a majority of the shares of common stock entitled to vote at the meeting are voted for the Share Increase., the Share Increase will be approved.

          POTENTIAL USES OF SHARE INCREASE. An increase in the amount of authorized shares of common stock of the Company will allow the Company to issue additional shares of common stock to (i) raise capital though private or public offerings for acquisitions, (ii) fund its Employee Stock Option Plan or (iii) offset any debt to its vendors and other creditors with issuances of shares of common stock.

          EFFECT OF SHARE INCREASE. If the Company issues additional shares, such issuances will dilute the current percentage ownership of all holders of the Company's common stock. In addition, such issuances may dilute the current value per share of each outstanding share of common stock



                                 PROPOSAL NO. 3
                     APPROVAL OF EMPLOYEE STOCK OPTION PLAN

          At the annual meeting, you will be asked to vote to approve the Company's 2000 Stock Option Plan. We recommend that you vote for it.

          VOTE REQUIRED. If a majority of the shares of common stock entitled to vote at the meeting are voted for the Company's 2000 Employee Stock Option Plan, the Plan will be approved.

          SUMMARY OF THE PLAN. Here is a summary of the significant terms of the Plan approved by the Board of Directors on January 20, 2000:

     Total Number of
     Shares  Covered . . . . . .3,000,000
     Administration . . . . . . The board of directors administers the Plan.
     Eligible  Persons . . . . .Officers and other key employees of the Company.

     Exercise  Price . . . . . .Generally  the  closing  price  of the Company's
                                Common stock on the date we grant the option, but could be lower.

     Term of Options . . . . . .Generally  10  years,  but  could  be  a shorter period.

     Vesting of Options . . . . Options  will  generally  vest  over a four-year period, with 25% of the options becoming exercisable on each anniversary of the date the option was granted. But we can alter this vesting schedule.

     Exercise of Options. . . . The  holder  of an option can choose to pay  the exercise price of the option in cash, with the Company's common stock (valued at the closing price of the common stock on the exercise date) or by a cashless exercise. In a cashless exercise, the optionholder irrevocably instructs his or her stockbroker to sell the shares to be acquired upon exercise of the option and pay the exercise price to the Company.


     Transferability. . . . . . Options are not transferable except by  will  or
                                By intestate  succession.

     Acceleration of . . . . . .If  a Change in Control Event (as defined in the
     Vesting of Options         Plan)  occurs, the options will vest immediately
                                and become exercisable in full unless we determine otherwise before the event.

     Term  of  Plan . . . . . . The Plan will expire on January 20, 2010, unless we  terminate  it  earlier.

FEDERAL INCOME TAX CONSEQUENCES TO OPTION -HOLDERS. All options granted under the Plan will be nonstatutory options. An option-holder will not recognize any taxable income when the option is granted. But when the option is exercised, the option-holder will recognize ordinary income for tax purposes measured by the excess of the then fair market value of the shares over the exercise price. In certain circumstances, where the shares are subject to a substantial risk of forfeiture when acquired, the date of taxation may be deferred unless the option-holder files an election with the Internal Revenue Service under Section 83(b) of the Internal Revenue Code within 30 days after the exercise. The income recognized by an option-holder who is also a Company employee will be subject to tax withholding by the Company by payment of cash or out of the current earnings paid to the option-holder who is also a Company employee will be subject to tax withholding by the Company by payment of cash or out of the current earnings paid to the option-holder. When shares are resold by the option-holder, any difference between the sale price and the exercise price, to the extent not recognized as ordinary income as provided above, will be treated as capital gain or loss. The Company will be entitled to a deduction in the same amount as the ordinary income recognized by the option-holder.

     This is only a summary of the federal income tax consequences of the grant and exercise of options under the Plan. It is not a complete statement of all tax consequences. In particular, we have not discussed the income tax laws of any municipality, state, or foreign country where an optionee resides.


                                 PROPOSAL NO. 4

                     APPOINTMENT OF INDEPENDENT ACCOUNTANTS

     We recommend that you vote for ratification of the appointment of R.E. Bassie & Co., P.C.

     We have appointed the accounting firm of R.E. Bassie & Co., P.C. as our independent accountants to examine the Company's financial statements for the year ending December 31, 2000. A resolution to ratify the appointment will be presented at the annual meeting. A majority of the votes cast must vote in favor to ratify the appointment. If the shareholders do not ratify the appointment, we will reconsider our selection of R.E. Bassie & Co., P.C.

     R.E. Bassie & Co., P.C. examined the Company's financial statements for 1999. A representative of R.E. Bassie & Co., P.C. will be at the meeting and available to answer questions.


                  SHAREHOLDER PROPOSALS FOR 2000 ANNUAL MEETING

     If you wanted to include a shareholder proposal in the proxy statement for the 2000 annual meeting, it must have been delivered to the Company's secretary at the Company's executive offices before March 26, 2000.

                  SHAREHOLDER PROPOSALS FOR 2001 ANNUAL MEETING

     If you want to include a shareholder proposal in the proxy statement for the 2001annual meeting, it must be delivered to the Company's secretary at the Company's executive offices before January 11, 2001.


                                  OTHER MATTERS

     At the date of mailing of this proxy statement, we are not aware of any business to be presented at the annual meeting other than the proposals discussed above. If other proposals are properly brought before the meeting, any proxies returned to us will be voted as the proxyholders see fit.

     You can obtain a copy of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 at no charge by writing to the Company at P.O. Box 980580 Houston, Texas 77098-0580, attention Shareholder Relations.

                                          By order of the Board of Directors,



                                          Dr.  Beatrice  Beasley
                                          Secretary

April  17,  2000