Form 10QSB
period 2000-03-31
COMTECH CONSOLIDATION GROUP INC/DE
filed 2000-05-15
CIK 1086474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended March 31, 2000

                          Commission File No. 000-26111

                        COMTECH CONSOLIDATION GROUP, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


           Delaware                                  76-0544385
           --------                                  ----------
    (State or jurisdiction                        (I.R.S. Employer
 of incorporation or organization)               Identification No.)

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

24,308,634 shares of Common Stock, par value $.00967 per share, were outstanding at March 31, 2000.

Documents  Incorporated  by  Reference:  None

                        COMTECH CONSOLIDATION GROUP, INC.

                                   FORM 10-QSB

                                Table of Content

PART I - Financial Information

         Item 1 - Financial Statements

                  Independent  Accountants'  Report

                  Consolidated  Financial  Statements  (Reviewed)

                  Balance Sheets - March 31, 2000 and December 31, 1999 (Audited)

                  Statements of Operations - Three Months ended March 31, 2000 and 1999

                  Statements of Cash Flows - Three Months ended March 31, 2000 and 1999

                  Notes  to  Consolidated  Financial  Statements

         Item 2 - Management's Discussion and Analysis of Financial Condition and Results
                  of  Operations

PART II

         Item 2 - Changes  in  Securities  and  Use  of  Proceeds

         Item 4 - Submission  of  Matters  to  a  Vote  of  Security  Holders

         Item 6 - Reports  on  Form  8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS

R.  E.  BASSIE  &  CO.,  P.C.
CERTIFIED  PUBLIC  ACCOUNTANTS
A  PROFESSIONAL  CORPORATION

                                               7171  Harwin  Drive,  Suite  306
                                               Houston,  Texas  77036-2197
                                               Tel:  (713)  266-0691
                                               Fax:  (713)  266-0692
                                               E-Mail:  Rebassie@aol.com

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


The  Board  of  Directors
Comtech  Consolidation  Group,  Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Comtech Consolidation Group, Inc. and subsidiaries as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the condensed financial statements (and Note 13 to the annual financial statements for the year ended December 31, 1999 (note presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5 (and
Note  13)  to  the  respective  financial  statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ComTech Consolidation Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                    /s/  R.  E.  Bassie  &  Co.,  P.C.


Houston,  Texas
May  13,  2000

                COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                 March 31, 2000 and December 31, 1999 (Audited)
            (Unaudited - see accompanying accountants' review report)


Assets                                                       2000            1999
-------------------------------------------------------  -------------  --------------
(Audited)
Current assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     64,082   $      21,710
  Accounts receivable, less allowances for contractual
    adjustments and doubtful accounts of $1,000
    in 2000 and 1999. . . . . . . . . . . . . . . . . .       272,578         110,007
  Prepaid expenses. . . . . . . . . . . . . . . . . . .        66,000               -
                                                         -------------  --------------
    Total current assets. . . . . . . . . . . . . . . .       402,660         131,717
                                                         -------------  --------------

Note receivable . . . . . . . . . . . . . . . . . . . .        20,000          20,000

Property and equipment, net of accumulated
  depreciation and amortization . . . . . . . . . . . .       134,285         146,014

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $38,250 in 2000 and $34,000 in 1999 . . . . . . . . .       641,750         646,000

Other assets. . . . . . . . . . . . . . . . . . . . . .         4,340           4,340
                                                         -------------  --------------
    Total assets. . . . . . . . . . . . . . . . . . . .  $  1,203,035   $     948,071
                                                         =============  ==============

Liabilities and Stockholders' Equity
-------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses . . . . . . . .       499,580         617,392
  Accrued salaries and related liabilities. . . . . . .       144,598         131,686
  Loans payable to shareholders . . . . . . . . . . . .        42,482          42,482
  Notes payable . . . . . . . . . . . . . . . . . . . .         8,250          10,000
  Current installments of long-term debt. . . . . . . .       308,754          63,220
                                                         -------------  --------------
    Total current liabilities . . . . . . . . . . . . .     1,003,664         864,780
Long-term debt, less current installments . . . . . . .       294,014         545,114
                                                         -------------  --------------
    Total liabilities . . . . . . . . . . . . . . . . .     1,297,678       1,409,894
                                                         -------------  --------------

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
    1,000,000 shares: issued and outstanding,
    31,562 shares in 2000 and 31,028 shares in 1999 . .           316             310
  Common stock, $.00967 par value.  Authorized
    30,000,000 shares: issued and outstanding,
    24,308,634 shares in 2000 and 22,077,072
    shares in 1999. . . . . . . . . . . . . . . . . . .       235,064         213,485
  Additional paid-in capital. . . . . . . . . . . . . .     2,351,071       2,024,806
  Retained earnings (deficit) . . . . . . . . . . . . .    (2,681,094)     (2,700,424)
                                                         -------------  --------------
    Total stockholders' equity (deficit). . . . . . . .       (94,643)       (461,823)

Commitments and contingent liabilities

    Total liabilities and stockholders' equity. . . . .  $  1,203,035   $     948,071
                                                         =============  ==============

See  accompanying  notes  to  consolidated  financial  statements.

                COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three months ended March 31, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)


                                        2000                1999
                                 ------------------  -------------------
 Revenues:
   Patient service revenue, net  $         355,978   $        4,815,313
   Internet service revenue . .            169,184              159,295
                                 ------------------  -------------------
       Total revenues . . . . .            525,162            4,974,608
                                 ------------------  -------------------

 Operating expenses:
   Health care operations . . .            243,547            3,979,773
   Internet operations. . . . .            147,006              141,939
   Corporate operations . . . .             99,239               76,697
   Amortization . . . . . . . .              4,250                8,175
   Depreciation . . . . . . . .             11,729               16,631
                                 ------------------  -------------------
     Total operating expenses .            505,771            4,223,215
                                 ------------------  -------------------

     Operating income . . . . .             19,391              751,393

 Other income (expenses):
   Interest income. . . . . . .                  -                   18
   Interest expense . . . . . .                (61)              (3,532)
                                 ------------------  -------------------
     Net earnings . . . . . . .  $          19,330   $          747,879
                                 ==================  ===================


 Net earnings per share . . . .  $            0.00   $             0.04
                                 ==================  ===================


 Weighted average common shares         22,521,890           17,726,000
                                 ==================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

                    COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                        Three months ended March 31, 2000 and 1999
                 (Unaudited - see accompanying accountants' review report)


                                                                   2000               1999
                                                             ----------------  ------------------
 Cash flows from operating activities:
   Net earnings . . . . . . . . . . . . . . . . . . . . . .  $        19,330   $         747,879
   Adjustments to reconcile net earnings to net
     cash used in operating activities:
       Depreciation and amortization of property
         and equipment. . . . . . . . . . . . . . . . . . .           11,729              16,631
       Amortization of excess of cost over net
         assets of businesses acquired. . . . . . . . . . .            4,250               8,175
       Increase in accounts receivable. . . . . . . . . . .         (162,571)         (1,303,762)
       Increase in prepaid expenses . . . . . . . . . . . .          (66,000)            (29,178)
       Decrease in other assets . . . . . . . . . . . . . .                -               2,207
       Increase in accounts payable and accrued
         expenses . . . . . . . . . . . . . . . . . . . . .           31,788             264,188
       Increase in accrued salaries and related
         liabilities. . . . . . . . . . . . . . . . . . . .           12,912             246,201
       Decrease in amount due to third-party payors . . . .                -             (24,811)
                                                             ----------------  ------------------
           Net cash used in operating activities. . . . . .         (148,562)            (72,470)
                                                             ----------------  ------------------

 Cash flows from investing activities:
   Purchase of property and equipment . . . . . . . . . . .                -             (13,916)
                                                             ----------------  ------------------
           Net cash used in investing activities. . . . . .                -             (13,916)
                                                             ----------------  ------------------

 Cash flows from financing activities:
   Principal payments on long-term debt . . . . . . . . . .           (5,566)            (17,678)
   Repayment of short-term note payable . . . . . . . . . .           (3,500)                  -
   Proceeds from issuance of shares under private placement          200,000             104,000
                                                             ----------------  ------------------
           Net cash provided by operating activities. . . .          190,934              86,322
                                                             ----------------  ------------------

           Net increase (decrease) in cash. . . . . . . . .           42,372                 (64)

 Cash at beginning of year. . . . . . . . . . . . . . . . .           21,710             150,624
                                                             ----------------  ------------------
 Cash at end of period. . . . . . . . . . . . . . . . . . .  $        64,082   $         150,560
                                                             ================  ==================

 Supplemental schedule of cash flow information:
   Interest paid. . . . . . . . . . . . . . . . . . . . . .  $            61   $               -
                                                             ================  ==================

 See  accompanying  notes  to  consolidated  financial  statements.

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)     GENERAL

Comtech Consolidation Group, Inc. (Comtech or the Company) is a Houston, Texas based consolidation Company that is focused on acquiring and building businesses through acquisitions, with an emphasis toward technology. The Company currently has technology operations in Houston, Texas operating under the name Networks On-line, Inc. and healthcare operations in Louisiana, operating under the name A-1 Bayou. All acquired companies become the direct property of Comtech and are run as wholly owned subsidiaries. Comtech directly manage the financial and administrative functions of all of its subsidiaries.

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

As contemplated by the Securities and Exchange Commission (SEC) under Rule 10-01 of Regulation S-X, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)     PROPERTY  AND  EQUIPMENT

Property and equipment is summarized as follows at March 31, 2000 and December 31, 1999:

                                      2000        1999
                                   ----------  ----------

Equipment                          $  240,317  $  240,317
Furniture  and  fixtures                1,600       1,600
                                   ----------  ----------
Total  property  and  equipment       241,917     241,917
Less  accumulated  depreciation       107,632      95,903
                                   ----------  ----------
    Net  property  and  equipment  $  134,285  $  146,014
                                   ==========  ==========

(3)     LONG-TERM  DEBT

Long-term  debt  at  March  31,  2000  and  December  31,  1999  are as follows:

                                      2000        1999
                                   ----------  ----------

Long-term  debt                    $  602,768  $  608,334
Less  current  installments           308,754      63,220
                                   ----------  ----------
                                   $  294,014  $  545,114
                                   ==========  ==========

(4)     FEDERAL  INCOME  TAX  EXPENSE

The estimated federal income tax expense for the three-month periods ended March 31, 2000 and 1999 is eliminated by net operating loss carryforwards.

(5)     OPERATIONAL  STATUS

At March 31, 2000, current liabilities exceeded current assets by $601,004. At March 31, 2000, the Company primarily had two operational subsidiaries: one Internet Service Provider located in Houston, Texas and one healthcare subsidiary located in Louisiana. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities. However, a new Board was elected in late January 2000, which hired a new management team. The new management installed management practices, which resulted in a substantial reduction of corporate expenses. New management also negotiated settlements on a substantial portion of corporate debt, decreasing debt by over $112,000 in the first quarter. To overcome the shortfall in operating expenses, management has raised over $250,000 in operating capital through private placements of preferred stock. Total assets at March 31, 2000 increased by $274,964 compared to December 31, 1999.

Management believes that actions presently being taken to obtain additional equity financing through a secondary offering will provide adequate working capital over the next 12 months, without creating new debt. Acquisitions and increasing sales in the technology sector will provide the opportunity for the Company to continue as a going concern. A more complete profile of management plans is shown in the 1st quarter 10QSB, Item 2.

(6)     SUBSEQUENT  EVENTS

On May 12, 2000, the shareholders voted to increase the number of authorized shares of the Company's common stock from 30,000,000 shares to 100,000,000 shares. In addition, the shareholders also approved a performance based stock option plan for the Company. The Board of Directors gave authorization for management to proceed with the preparation of SEC Form SB-2 to register a certain number of shares of common stock to be sold to obtain funds for working capital, retire debt and for use in making acquisitions of technology related entities, some of which the Company has already signed letters of intent to purchase. An investment banking firm has been engaged to assist with this placement of stock.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE  MONTHS  ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Total revenues for the three months ended March 31, 2000 and 1999 were $525,162 and $4,974,608, respectively, which is a decrease of $4,449,446 or approximately 89%. This decrease was primarily attributable to the disposal of the majority of the Company's healthcare facilities, which represented approximately 96% of the revenues for the three-month period ended March 31, 1999.

Net earnings for the three months ended March 31, 2000 and 1999 was $19,330 and $747,879 respectively, which represents a decrease of $728,549, or 97%. The decrease in net earnings for this period is primarily attributable to the disposal of the majority of the Company's healthcare facilities, which represented approximately 96% of the net earnings for the three-month period ended March 31, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

During February and March 2000, the Company raised $200,000 through a private placement. The Company sold 2,000 shares of its Class E preferred stock at $100 per share. The funds were used to pay for corporate operations. The Company is currently in negotiations with a current investor to raise additional equity capital for the Company. The Company also plans to obtain additional equity financing through a secondary offering within the next sixty days. There can be no assurance that the Company will be successful in these efforts.

SUBSIDIARY  OVERVIEW

NETWORKS ON-LINE, INC. (NOL) is a wholly owned subsidiary of Comtech whose primary business is providing high speed Internet Access, Video Conferencing, Web Hosting and other bundled Internet Services. Management's goal is to build the revenue base of Networks On-line, Inc. from its current base of approximately $550,000 annually, to over $2 million annually during the next twelve months. To accomplish this task, management will hire an experienced ISP operator whose compensation will be performance based and incentive laden to promote achievement of Company's goals. Comtech will also seek to grow NOL through acquisitions and groom NOL for a potential spin-off to increase shareholder value.

A1-BAYOU is a wholly owned subsidiary of Comtech. A-1 Bayou operates in the home health care industry. A-1 Bayou has grown its current operations to generate annual revenues of approximately $1.5 million. Last year the company opened a second office in the Jeanerette, Louisiana area. A-1 Bayou is managed and operated by Karvett Queen. Ms. Queen is responsible for the growth of A-1 Bayou, having opened the second branch office last year and continues to manage the day-to-day operations of A-1 Bayou.

E-MEDICAL/HME-DME DIVISION (E-MEDICAL) - Comtech currently has an outstanding letter of Intent to acquire all the operating assets of Gold Cross Medical and affiliated web sites. E-Medical will concentrate its efforts on the development of Independenceworld.com and Drynight.com. E-Medical will seek to build independenceworld.com into the Web's most successful healthcare superstore, taking a "clicks and bricks" approach to the business. A chain of retail facilities located strategically as necessary will support both sites. The Web superstore currently offers thousands of name brand products for sales in a secure environment. Shoppers can view products' detailed photos, descriptions and pricing information from the Web's superstore 24 hours a day, seven day's a week. This subsidiary has the potential to contribute tremendous revenue growth to ComTech's bottom line.

MARKETING  ANALYSIS

Comtech subsidiaries operate in two basic market segments: technology and healthcare. Each segment is highly fragmented with the major players putting tremendous pressure on the smaller companies to complete. As a Micro-cap company, Comtech is always searching for under served or niche sectors of the market. By identifying these opportunities, Comtech seeks to provide the consumer with superior service while also partnering with the smaller retailers nationally, giving them a competitive edge as they compete for market share against the larger companies.

One such sector management has identified is the e-medical sector. This sector has been slow to see the value of the New Economies convergence of "clicks and bricks." Due to the tremendous pressure e-commerce only companies are currently experiencing management feels that the predictable revenue stream the retail locations will provide should help offset those net-only challenges. This strategy will also give Comtech a national distribution channel for the Web sites.

Comtech mission in the e-medical sector is to provide the consumer with the benefits of the Internet without losing the personal service touch and local feel of the business.

The expertise of the professionals in the field will be an invaluable resource to the success of the Web superstore. Comtech will build a national support channel of retail DME/HME retail locations to support the Web e - medical superstore through organic growth as well as acquisitions.

Management will also build out a business-to-business opportunity by providing smaller DME/HME facilities with the ability to auction off used equipment or excess inventory to other operators nationally. In addition to the auction capabilities of the site, Comtech will buy and sell used and excess inventory as needed. The site will also provide customers with valuable regional content targeted at the problems facing today's senior population.

MARKETING  PLAN

NETWORKS  ON-LINE,  INC.

The Company intends to increase marketing efforts across the board for all subsidiaries in a cost-effective manner. Management will develop a defined and targeted marketing campaign for Networks On-Line, Inc. through a variety of print and media advertising and marketing programs. These programs will be designed to grow the subscriber base of NOL, while seeking to develop added revenue streams available to the company.

E-MEDICAL  DIVISION

Comtech will seek to market this division mainly through the Internet and targeted Media. As this division develops into an e-medical portal site, Comtech will implement marketing programs and partnerships designed to drive significant Internet traffic to these sites. The company is currently planning to leverage the talent of Web developer and Internet marketing firm Interlucent.com in addition to Networks On-Line, Inc. to complete an overhaul of the current sites and implement an Internet marketing strategy.

FINANCIAL  PLAN

Management's goals are to increase revenues to $10 to $12 million dollars over the next 12-month period, with revenues increasing to over $20 million dollars in 24 months. The company plans to grow revenue through internal growth and acquisitions, with the acquisitions financed primarily through the issuance of restricted common shares or preferred stock. Management plans to complete a private placement of common stock to properly fund the operations of the parent company.

The increase in profits generated by acquiring profitable companies and providing superior, cost effective management and back office functions will provide Comtech with the necessary capital to grow the company.

CONCLUSION

By successfully executing the company's business plan Comtech will be able to grow the company into a valuable profitable entity. With the tremendous consolidation and spin-off opportunities available to the Company and its shareholders, Comtech will play a major role in revolutionizing the e-medical industry and at the same time provide its customers the best service and content in the industry.

                             PART II - OTHER INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

On February 23, 2000, the Company sold 2,000 shares of its Class E preferred stock to a current shareholder (Jim Thuney) for a price of $100 per share for gross proceeds of $200,000. Each share of the Class E preferred stock has an annual cumulative dividend equal to 8%, with a term of 12 months, and is convertible into 650 shares of the Company's common stock. At March 31, 2000, the Company has used approximately $58,000 of the proceeds for legal services, $54,000 for auditing services, $55,000 for salaries and the remaining $33,000 for operating purposes.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

(a) The meeting was an annual shareholders meeting and was held on Friday, May 12, 2000.

(b)     The  following  directors  were  elected  at  the  meeting:

        Walter D. Davis, Chairman, President and Chief Executive Officer Lamont Waddell, Director and Chief Financial Officer
        Vincent E. Alexander, Director and Chair of the Audit Committee Beatrice Beasley, Director, Secretary and Chair of the Compensation Committee
        Jessee  Funchess,  Director

(c) The following matters were submitted to a vote of shareholders during this quarter through the solicitation of proxies:

1.     Election  of  members  of  the  Board  of  Directors

       Results of election: For: 16,445,647, Against: -0-, Abstentions:
       2,012,705

2.     Increase  in  the  number  of  authorized  common  shares

       Results  of  election:  For:  15,917,000, Against: 594,891,  Abstentions:
       148,334

3.     Approval  of  a  performance  based  employee  stock  option  plan

       Results  of  election:  For:  13,001,367,  Against: 484,190, Abstentions:
       71,250

4. Approval of R.E. Bassie & Co., P.C. as the Company's independent public accountants for 2000

Results  of  election:  For:  16,487,997,  Against: 132,505, Abstentions: 39,923

ITEM  6  REPORTS  ON  FORM  8-K

(a)     Exhibits  -  Exhibit  27  -  Financial  Data  Schedule

(b)     Reports  on  Form  8-K  -  One  report  on Form 8-K was filed during the quarter.

The Company filed Form 8-K on February 11, 2000 to announce the resignation of Joel B. Flowers from the Company's Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/  Lamont  Waddell
--------------------
     Lamont  Waddell,
     Chief  Financial  Officer