Form 10QSB
period 2000-06-30
COMTECH CONSOLIDATION GROUP INC/DE
filed 2000-08-17
CIK 1086474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                  For the quarterly period ended June 30, 2000

                          Commission File No. 000-26111

                        COMTECH CONSOLIDATION GROUP, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


          Delaware                                          76-0544385
          --------                                          ----------
(State or jurisdiction of                   (I.R.S. Employer Identification No.)
incorporation or organization)


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

27,923,290 shares of Common Stock, par value $.00967 per share, were outstanding at June 30, 2000.

Documents  Incorporated  by  Reference:  None

                        COMTECH CONSOLIDATION GROUP, INC.

                                   FORM 10-QSB

                                Table of Content


PART I  -  Financial  Information

    Item 1  -  Financial  Statements

     Independent  Accountants'  Report

     Consolidated  Financial  Statements  (Reviewed)

        Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (Audited for 1999)

        Condensed Statements of Operations - Three Months and Six Months ended June 30, 2000 and 1999

        Condensed Statements of Cash Flows - Six Months ended June 30, 2000 and 1999

        Notes  to  Condensed  Financial  Statements

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
                                        Tel: (713) 266-0691  Fax: (713) 266-0692
                                        E-Mail:  Rebassie@aol.com


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


The  Board  of  Directors  and  Stockholders
Comtech  Consolidation  Group,  Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Comtech Consolidation Group, Inc. and subsidiaries as of June 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the condensed financial statements (and Note 13 to the annual financial statements for the year ended December 31, 1999 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (and
Note  13)  to  the  respective  financial  statements.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of ComTech Consolidation Group, Inc. and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2000, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph concerning matters that raise substantial

R.  E.  BASSIE  &  CO.,  P.C.

doubt about the Company's ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                         /s/  R. E. Bassie & Co., P.C.


Houston, Texas
August 11, 2000

                   COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                           June 30, 2000 and December 31, 1999
                (Unaudited - see accompanying accountants' review report)



                             Assets                           2000            1999
                             ------                      --------------  ---------------
                                                                           (Audited)
Current assets:
  Cash                                                   $      41,696   $       21,710
  Accounts receivable, less allowances for contractual
    adjustments and doubtful accounts of $1,000
    in 2000 and 1999                                           432,919          110,007
  Prepaid expenses                                              74,008                -
                                                         --------------  ---------------
    Total current assets                                       548,623          131,717
                                                         --------------  ---------------

Note receivable                                                 20,000           20,000

Property and equipment, net of accumulated
  depreciation and amortization                                130,791          146,014

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $42,500 in 2000 and $34,000 in 1999                          637,500          646,000

Other assets                                                     4,340            4,340
                                                         --------------  ---------------
    Total assets                                         $   1,341,254   $      948,071
                                                         ==============  ===============

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                        552,465          617,392
  Accrued salaries and related liabilities                     160,406          131,686
  Loans payable to shareholders                                 42,482           42,482
  Notes payable                                                 10,000           10,000
  Current installments of long-term debt                       306,959           63,220
                                                         --------------  ---------------
    Total current liabilities                                1,072,312          864,780
Long-term debt, less current installments                      294,014          545,114
                                                         --------------  ---------------
    Total liabilities                                        1,366,326        1,409,894
                                                         --------------  ---------------

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
    1,000,000 shares: issued and outstanding,
    35,818 shares in 2000 and 31,028 shares in 1999                358              310
  Common stock, $.00967 par value.  Authorized
    30,000,000 shares: issued and outstanding,
    27,923,290 shares in 2000 and 22,077,072
    shares in 1999                                             270,018          213,485
  Additional paid-in capital                                 2,363,395        2,024,806
  Retained earnings (deficit)                               (2,658,843)      (2,700,424)
                                                         --------------  ---------------
    Total stockholders' equity (deficit)                       (25,072)        (461,823)

Commitments and contingent liabilities

                                                         --------------  ---------------
    Total liabilities and stockholders' equity           $   1,341,254   $      948,071
                                                         ==============  ===============


See  accompanying  notes  to  consolidated  financial  statements.

                COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Three months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)



                                        2000                1999
                                 ------------------  -------------------
Revenues:
  Patient service revenue, net   $         317,661   $        3,814,728
  Internet service revenue                 130,337              276,999
                                 ------------------  -------------------
       Total revenues                      447,998            4,091,727
                                 ------------------  -------------------

Operating expenses:
  Health care operations                   207,704            2,980,934
  Internet operations                      116,862              159,250
  Corporate operations                      84,714               51,395
  Amortization                               4,250                4,425
  Depreciation                              12,211                2,942
                                 ------------------  -------------------
     Total operating expenses              425,741            3,198,946
                                 ------------------  -------------------

     Operating income                       22,257              892,781

Other income (expenses):
  Interest income                                -                   15
  Interest expense                              (6)              (2,537)
                                 ------------------  -------------------
    Net earnings                 $          22,251   $          890,259
                                 ==================  ===================


Net earnings per share           $            0.00   $             0.05
                                 ==================  ===================


Weighted average common shares          23,737,296           18,956,000
                                 ==================  ===================


See  accompanying  notes  to  consolidated  financial  statements.

                COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     Six months ended June 30, 2000 and 1999
            (Unaudited - see accompanying accountants' review report)



                                        2000                1999
                                 ------------------  -------------------
Revenues:
  Patient service revenue, net   $         673,639   $        8,630,041
  Internet service revenue                 299,521              436,294
                                 ------------------  -------------------
       Total revenues                      973,160            9,066,335
                                 ------------------  -------------------

Operating expenses:
  Health care operations                   451,251            6,872,725
  Internet operations                      263,868              392,703
  Corporate operations                     183,953              128,092
  Amortization                               8,500               12,600
  Depreciation                              23,940               19,573
                                 ------------------  -------------------
     Total operating expenses              931,512            7,425,693
                                 ------------------  -------------------

     Operating income                       41,648            1,640,642

Other income (expenses):
  Interest income                                -                   33
  Interest expense                             (67)              (2,537)
                                 ------------------  -------------------
     Net earnings                $          41,581   $        1,638,138
                                 ==================  ===================


Net earnings per share           $            0.00   $             0.09
                                 ==================  ===================


Weighted average common shares          25,167,617           17,856,000
                                 ==================  ===================


See  accompanying  notes  to  consolidated  financial  statements.

                         COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                               Six months ended June 30, 2000 and 1999
                      (Unaudited - see accompanying accountants' review report)



                                                                     2000                1999
                                                             -------------------  -----------------
Cash flows from operating activities:
  Net earnings                                               $           41,581   $      1,638,138
  Adjustments to reconcile net earnings to net
    cash used in operating activities:
      Depreciation and amortization of property
        and equipment                                                    23,940             19,573
      Amortization of excess of cost over net
        assets of businesses acquired                                     8,500             12,600
      Stock issued for services                                         147,800                  -
      (Increase) decrease in assets:
        Accounts receivable                                            (322,912)        (1,635,055)
        Prepaid expenses                                                (74,008)           (53,897)
        Other assets                                                          -             76,401
      Increase (decrease) in liabilities:
        Accounts payable and accrued expenses                           (64,927)          (171,372)
        Accrued salaries and related liabilities                         28,720            (96,239)
                                                             -------------------  -----------------
          Net cash used in operating activities                        (211,306)          (209,851)
                                                             -------------------  -----------------

Cash flows from investing activities:
  Purchase of property and equipment                                     (8,717)                 -
                                                             -------------------  -----------------
          Net cash used in investing activities                          (8,717)                 -
                                                             -------------------  -----------------

Cash flows from financing activities:
  Principal payments on long-term debt                                   (7,361)           (27,948)
  Proceeds from issuance of shares under private placements             247,370            114,000
                                                             -------------------  -----------------
          Net cash provided by operating activities                     240,009             86,052
                                                             -------------------  -----------------

          Net increase (decrease) in cash                                19,986           (123,799)

Cash at beginning of year                                                21,710            150,624
                                                             -------------------  -----------------
Cash at end of period                                        $           41,696   $         26,825
                                                             ===================  =================

Supplemental schedule of cash flow information:
  Interest paid                                              $               67   $          2,537
                                                             ===================  =================


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

     As contemplated by the Securities and Exchange Commission (SEC) under Rules of Regulation S-B, the accompanying consolidated financial statements and related footnotes have been condensed and do not contain certain information that will be included in the Company's annual consolidated financial statements and footnotes thereto. For further information, refer to the Company's 1999 audited consolidated financial statements and related footnotes.

(2)  FEDERAL  INCOME  TAX  EXPENSE

     The estimated federal income tax expense for the three-month and six-month periods ended June 30, 2000 and 1999 is eliminated by net operating loss carryforwards.

(3)  OPERATIONAL  STATUS

     At June 30, 2000, current liabilities exceeded current assets by $523,689. At June 30, 2000, the Company primarily had two operational subsidiaries: one Internet Service Provider located in Houston, Texas and one healthcare subsidiary located in Louisiana. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities. However, a new Board was elected in late January 2000, which hired a new management team. The new management installed management practices, which resulted in a substantial reduction of corporate expenses. New management also negotiated

               COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     settlements on a substantial portion of corporate debt, decreasing debt by over $112,000 in the first quarter. To overcome the shortfall in operating expenses, management has raised approximately $400,000 in operating capital through private placements of the Company's common and preferred stock. Total assets at June 30, 2000 increased by $393,183 compared to total assets at December 31, 1999.

     Management believes that actions presently being taken to obtain additional equity financing through a secondary offering will provide adequate working capital over the next 12 months, without creating new debt. Acquisitions and increasing sales in the technology sector will provide the opportunity for the Company to continue as a going concern. A more complete profile of management plans is shown in the 2nd quarter 10QSB, Item 2.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE  MONTHS  ENDED  JUNE  30,  2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Total revenues for the three months ended June 30, 2000 and 1999 were $447,998 and $4,091,727, respectively, which is a decrease of $3,643,729 or approximately 89%. This decrease was primarily attributable to the disposal of the majority of the Company's healthcare facilities, which represented approximately 96% of the revenues for the three-month period ended June 30, 1999.

Net earnings for the three months ended June 30, 2000 and 1999 was $22,257 and $890,259 respectively, which represents a decrease of $860,008, or 97%. The decrease in net earnings for this period is primarily attributable to the disposal of the majority of the Company's healthcare facilities, which represented approximately 96% of the net earnings for the three-month period ended June 30, 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the quarter ended June 30, 2000, the Company raised $47,370 through private placements. The funds were used to pay for corporate operations. The
Company had filed Form SB-2 with the Securities and Exchange Commission to register 27,000,000 shares of common stock for sale to the public. The Company expects to raise approximately $4,000,000 with this offering. There can be no assurance that the Company will be successful in this effort.

SUBSIDIARY  OVERVIEW

NETWORKS ON-LINE, INC. (NOL) is a wholly owned subsidiary of Comtech whose primary business is providing high speed Internet Access, Video Conferencing, Web Hosting and other bundled Internet Services. Management's goal is to build the revenue base of Networks On-line, Inc. from its current base of approximately $550,000 annually, to over $2 million annually during the next twelve months. To accomplish this task, management had hired an experienced ISP operator whose compensation is performance based and incentive laden to promote achievement of Company's goals. Comtech will also seek to grow NOL through acquisitions and groom NOL for a potential spin-off to increase shareholder value.

A1-BAYOU is a wholly owned subsidiary of Comtech. A-1 Bayou operates in the home health care industry. A-1 Bayou has grown its current operations to generate annual revenues of approximately $1.5 million. Last year the company opened a second office in the Jeanerette, Louisiana area. A-1 Bayou is managed and operated by experienced health care administrator. The administrator is responsible for the growth and management of the day-to-day operations of A-1 Bayou.

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

CONCLUSION

By successfully executing the company's business plan Comtech will be able to grow the company into a valuable profitable entity. With the tremendous consolidation and spin-off opportunities available to the Company and its shareholders, Comtech will provide its customers the best service and content in the industry.

                             PART II - OTHER INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

The following information sets forth certain information as of August 4, 2000, for all securities the Company sold since March 31, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

During the three months ended June 30, 2000, the Company raised $47,370 from the sale of the Company's common and preferred stock. The funds were used to pay corporate operating expenses and to reduce current liabilities.

ITEM 6  REPORTS  ON  FORM  8-K  AND  EXHIBITS

(a)     Exhibits  -  Exhibit  27  -  Financial  Data  Schedule

(b)     Reports  on  Form  8-K  -  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


/s/  Lamont  Waddell
--------------------
Lamont  Waddell,
Chief  Financial  Officer