Form 10QSB
period 2000-09-30
COMTECH CONSOLIDATION GROUP INC/DE
filed 2000-11-28
CIK 1086474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934

                For the quarterly period ended September 30, 2000

                          Commission File No. 000-26111

                        COMTECH CONSOLIDATION GROUP, INC.
                        ---------------------------------
                 (Name of small business issuer in its charter)


         Delaware                                       76-0544385
       -----------                                   ----------------
(State or jurisdiction of                            (I.R.S.  Employer
incorporation or organization)                       Identification No.)

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

29,616,623 shares of Common Stock, par value $.00967 per share, were outstanding at September 30, 2000.

Documents  Incorporated  by  Reference:  None

                        COMTECH CONSOLIDATION GROUP, INC.

                                   FORM 10-QSB

                                Table of Content


PART  I  -  Financial  Information

  Item  1  -  Financial  Statements

    Independent  Accountants'  Report

    Condensed  Consolidated  Financial  Statements  (Reviewed)

      Balance  Sheets  -  September 30, 2000 and December 31, 1999 (Audited for
      1999)

      Statements of Operations - Three Months and Nine Months ended September 30, 2000 and 1999

      Statements of Cash  Flows - Nine Months ended September 30, 2000 and 1999

      Notes  to  Consolidated  Financial  Statements

  Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

PART  II

  Item  2  -  Changes  in  Securities  and  Use  of  Proceeds

  Item  6  -  Reports  on  Form  8-K

SIGNATURES

                      COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                CONSOLIDATED BALANCE SHEETS

                   Three and nine months ended September 30, 2000 and 1999
                  (Unaudited - see accompanying accountants' review report)

           Assets                                                      2000            1999
           ------                                                ---------------  ---------------
                                                                                     (Audited)
Current assets:
  Cash                                                           $       69,995   $       21,710
  Accounts receivable, less allowances for contractual
    adjustments and doubtful accounts of $1,000
    in 2000 and 1999                                                    105,600          110,007
  Prepaid expenses                                                       14,790                -
                                                                 ---------------  ---------------
    Total current assets                                                190,385          131,717
                                                                 ---------------  ---------------

Note receivable                                                               -           20,000

Property and equipment, net of accumulated
  depreciation and amortization                                         129,958          146,014

Excess of cost over net assets of businesses
  acquired, less accumulated amortization of
  $46,750 in 2000 and $34,000 in 1999                                   633,250          646,000

Other assets                                                              4,435            4,340
                                                                 ---------------  ---------------
    Total assets                                                 $      958,028   $      948,071
                                                                 ===============  ===============

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                 538,007          617,392
  Accrued salaries and related liabilities                              149,188          131,686
  Loans payable to shareholders                                          42,482           42,482
  Note payable                                                           10,000           10,000
  Current installments of long-term debt                                336,100           63,220
                                                                 ---------------  ---------------
    Total current liabilities                                         1,075,777          864,780
Long-term debt, less current installments                               261,611          545,114
                                                                 ---------------  ---------------
    Total liabilities                                                 1,337,388        1,409,894
                                                                 ---------------  ---------------

Stockholders' equity:
  Preferred stock, $.01 par value.  Authorized
    1,000,000 shares: issued and outstanding, 37,139 shares at
    September 30, 2000 and 31,028 shares at December 31, 1999               371              310
  Common stock, $.00967 par value.  Authorized 30,000,000
    shares: issued and outstanding, 29,616,623 shares at
    September 30, 2000 and 22,077,072 at December 31, 1999              286,393          213,485
  Additional paid-in capital                                          2,582,989        2,024,806
  Retained earnings (deficit)                                        (3,249,113)      (2,700,424)
                                                                 ---------------  ---------------
    Total stockholders' equity (deficit)                               (379,360)        (461,823)

Commitments and contingent liabilities

                                                                 ---------------  ---------------
    Total liabilities and stockholders' equity                   $      958,028   $      948,071
                                                                 ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

                                         COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three and nine months ended September 30, 2000 and 1999
                                     (Unaudited - see accompanying accountants' review report)



                                                         Three months ended                          Nine months ended
                                                ----------------------------------------  ----------------------------------------
                                                              September 30,                             September 30,
                                                       2000                 1999                 2000                 1999
                                                -------------------  -------------------  -------------------  -------------------
Revenues:
   Patient service revenue, net                 $          (17,458)  $          180,000   $          656,181   $          718,635
   Internet service revenue                                 99,575              184,119              399,096              528,899
                                                -------------------  -------------------  -------------------  -------------------
       Total revenues                                       82,117              364,119            1,055,277            1,247,534
                                                -------------------  -------------------  -------------------  -------------------

Operating expenses:
   Health care operations                                  164,959              129,823              616,210              525,503
   Internet operations                                     123,001              172,848              386,869              378,037
   Corporate operations                                    367,550               86,758              551,503              214,850
   Amortization                                              4,250               10,438               12,750               23,038
   Depreciation                                             12,289               11,827               36,229               31,400
                                                -------------------  -------------------  -------------------  -------------------
     Total operating expenses                              672,049              411,694            1,603,561            1,172,828
                                                -------------------  -------------------  -------------------  -------------------

     Operating income (loss)                              (589,932)             (47,575)            (548,284)              74,706

Other income (expenses):
   Interest income                                               -                    -                    -                   14
   Interest expense                                           (338)                   -                 (405)              (1,876)
                                                -------------------  -------------------  -------------------  -------------------
     Net earnings (loss) from continuing                  (590,270)             (47,575)            (548,689)              72,844

Earnings (loss) from discontinued operations                     -           (1,314,721)                   -              202,998

                                                -------------------  -------------------  -------------------  -------------------
     Net earnings (loss)                        $         (590,270)  $       (1,362,296)  $         (548,689)  $          275,842
                                                ===================  ===================  ===================  ===================

Earnings (loss) per share:
   Basic:
     From continuing operations                 $            (0.02)  $            (0.00)  $            (0.02)  $             0.00
                                                ===================  ===================  ===================  ===================
     From discontinued operations               $                -   $            (0.07)  $                -   $             0.01
                                                ===================  ===================  ===================  ===================
     Net earnings (loss)                        $            (0.02)  $            (0.07)  $            (0.02)  $             0.01
                                                ===================  ===================  ===================  ===================

   Diluted:
     From continuing operations                 $            (0.02)  $            (0.00)  $            (0.02)  $             0.00
                                                ===================  ===================  ===================  ===================
     From discontinued operations               $                -   $            (0.06)  $                -   $             0.01
                                                ===================  ===================  ===================  ===================
     Net earnings (loss)                        $            (0.02)  $            (0.06)  $            (0.02)  $             0.01
                                                ===================  ===================  ===================  ===================

Weighted average common shares:
     Basic                                              29,848,391           19,669,660           28,869,364           19,026,429
                                                ===================  ===================  ===================  ===================
     Diluted                                            32,833,230           21,636,626           31,756,300           20,929,072
                                                ===================  ===================  ===================  ===================

See  accompanying  notes  to  consolidated  financial  statements.

                        COMTECH CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                           Nine months ended September 30, 2000 and 1999
                     (Unaudited - see accompanying accountants' review report)

                                                                       2000             1999
                                                                  ---------------  ---------------
Cash flows from operating activities:
   Net earnings (loss)                                            $     (548,689)  $       72,844
   Earnings from discontinued operations                                       -          202,998
                                                                  ---------------  ---------------
   Net earnings (loss) from continuing operations                       (548,689)         275,842
   Adjustments to reconcile net earnings (loss) from continuing operations to net cash used in operating activities:
       Depreciation and amortization of property and equipment            36,229           31,400
       Amortization of excess of cost over net
         assets of businesses acquired                                    12,750           23,038
       Stock issued for services                                         334,010                -
       Write-off of note receivable                                       25,000                -
       (Increase) decrease in operating assets:
         Accounts receivable                                                (593)        (100,251)
         Prepaid expenses                                                (14,790)               -
         Other                                                               (95)               -
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                           (79,385)        (104,665)
         Accrued salaries and related liabilities                         17,502          (98,119)
                                                                  ---------------  ---------------
           Net cash provided by (used in) continuing operations         (218,061)          27,245
           Net cash used in discontinued operations                            -         (110,119)
                                                                  ---------------  ---------------
             Net cash used in operating activities                      (218,061)         (82,874)
                                                                  ---------------  ---------------

Cash flows from investing activities:
   Purchase of property and equipment                                    (20,173)         (23,593)
                                                                  ---------------  ---------------
             Net cash used in investing activities                       (20,173)         (23,593)
                                                                  ---------------  ---------------

Cash flows from financing activities:
   Principal payments on long-term debt                                  (10,623)         (42,948)
   Proceeds from issuance of shares under private placement              297,142          114,000
                                                                  ---------------  ---------------
             Net cash provided by operating activities                   286,519           71,052
                                                                  ---------------  ---------------

             Net increase (decrease) in cash                              48,285          (35,415)

Cash at beginning of year                                                 21,710           40,505
                                                                  ---------------  ---------------
Cash at end of period                                             $       69,995   $        5,090
                                                                  ===============  ===============

Supplemental schedule of cash flow information:
   Interest paid                                                  $          405   $        1,876
                                                                  ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

                         PART I - FINANCIAL INFORMATION

ITEM  1  -  CONSOLIDATED  FINANCIAL  STATEMENTS

                        INDEPENDENT ACCOUNTANTS' REPORT
                        --------------------------------


The  Board  of  Directors  and  Stockholders
Comtech  Consolidation  Group,  Inc.:

We have reviewed the accompanying condensed consolidated balance sheet of Comtech Consolidation Group, Inc. and subsidiaries as of September 30, 2000, and the related condensed consolidated statements of operations and cash flows for the three-month and nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

The accompanying condensed financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the condensed financial statements (and Note 13 to the annual financial statements for the year ended December 31, 1999 (not presented herein), certain conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 (and
Note  13)  to  the  respective  financial  statements.

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


                    /s/  R. E. Bassie & Co., P.C.

Houston,  Texas
November  17,  2000

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

     Comtech Consolidation Group, Inc. (Comtech or the Company) is a Houston Texas based consolidation Company that is focused on acquiring and building businesses through acquisitions, with an emphasis toward technology. The Company currently has technology operations in Houston, Texas operating under the name Networks On-line, Inc. and healthcare operations in Louisiana, operating under the name A-1 Bayou. All acquired companies become the direct property of Comtech and are run as wholly owned subsidiaries. Comtech directly manage the financial and administrative functions of all of its subsidiaries.

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

(2)  OPERATIONAL STATUS

     At September 30, 2000, current liabilities exceeded current assets by $885,392. At September 30, 2000, the Company primarily had two operational subsidiaries: one Internet Service Provider located in Houston, Texas and one healthcare subsidiary located in Louisiana. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities. However, a new Board was elected in late January 2000, which hired a new management team. The new management installed management practices, which resulted in a substantial reduction of corporate expenses. New management also negotiated settlements on a substantial portion of corporate debt, decreasing debt by over $112,000 in the first quarter. To overcome the shortfall in operating expenses, management has raised approximately $300,000 in operating capital through private placements of the Company's common and preferred stock.

     Management believes that actions presently being taken to obtain additional equity financing through a secondary offering will provide adequate working capital over the next 12 months, without creating new debt. Acquisitions and increasing sales in the technology sector will provide the opportunity for the Company to continue as a going concern. A more complete profile of management plans is shown in the 3rd quarter 10QSB, Item 2.

(3)  SUBSEQUENT EVENTS

     In November 2000, the Company issued 3,515,677 ($.01 per share) shares of restricted common stock to the Chairman and Chief Executive Officer for compensation for services performed.

     In November 2000, the Company issued 2,374,900 ($.01 per share) shares of restricted common stock to the Chief Financial Officer for compensation for services performed.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

Revenues for the nine months and three months ended September 30, 2000 decreased by $192,257 or 15.4% and $282,002 or 77.4%, respectively, over the comparable periods a year earlier. Decrease in revenue was primarily due to an increase in the contractual adjustments related to billing for Medicare patients in the health care subsidiary.

Net losses from continuing operations for the nine and three months ended September 30, 2000 increased by $621,533 and increased by $542,695, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

During the quarter ended September 30, 2000, the Company raised $49,772 through private placements. The funds were used to pay for corporate operations. The
Company had filed Form SB-2 with the Securities and Exchange Commission to register 27,000,000 shares of common stock for sale to the public. The Company expects to raise approximately $4,000,000 with this offering. There can be no assurance that the Company will be successful in this effort.

SUBSIDIARY  OVERVIEW

NETWORKS ON-LINE, INC. (NOL) is a wholly owned subsidiary of Comtech whose primary business is providing high speed Internet Access, Video Conferencing, Web Hosting and other bundled Internet Services. Management's goal is to build the revenue base of Networks On-line, Inc. from its current base of approximately $550,000 annually, to over $2 million annually during the next twelve months. To accomplish this task, management had hired an experienced ISP operator whose compensation is performance based and incentive laden to promote achievement of Company's goals. Over the last quarter NOL expanded its bandwidth and upgraded its equipment. The Company is in negotiation to acquire another Internal Service Provide with annual revenues in the $200,000 range, and it has primarily business customers. NOL has hired a marketing manager to begin to recruit new business as well as pursue merger opportunities.

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

The Company had filed a SB-2 with the SEC to get back on the OCT Bulletin Board and to register free-trade stock which will be used to convert some debt to equity through settlements with some creditors. The Company also will use the free-trade stock to raise operating capital for the corporate office. Management has secured a contract with an investment-banking firm to finance suitable acquisitions.

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

                             PART II - OTHER INFORMATION

ITEM  2  -  CHANGES  IN  SECURITIES  AND  USES  OF  PROCEEDS

The following information sets forth certain information as of November 13, 2000, for all securities the Company sold since June 30, 2000, without registration under the Act, excluding any information "previously reported as defined in Rule 12b-2 of the Securities Exchange Act of 1934. There were no underwriters in any of these transactions, nor were any sales commissions paid thereon.

During the three months ended September 30, 2000, the Company raised $29,772 from the sale of the Company's common and preferred stock. The funds were used to pay corporate operating expenses and to reduce current liabilities.

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