Form 10KSB
period 2000-12-31
SUMMIT NATIONAL CONSOLIDATION GROUP INC
filed 2002-07-01
CIK 1086474

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                          Commission File No. 000-26111

                    SUMMIT NATIONAL CONSOLIDATION GROUP, INC.

              Delaware                                  76-0544385

                             3011 Isabella, Suite B
                                Houston, TX 77004
                                 (713) 554-2244

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to be best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                    ---
Issuer's  revenues  for  its  most  recent  fiscal  year:   $1,291,799
                                                            ----------

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such stock, as of a specified date within the past 60 days: As of December 31, 2000: $1,862,387.
                                                                  ----------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2000, they were 37,247,730 shares of the Company's common stock issued and outstanding.

Documents  Incorporated  by  Reference:  None

                                TABLE OF CONTENTS
                          FORM 10 - KSB ANNUAL REPORT
                    SUMMIT NATIONAL CONSOLIDATION GROUP, INC.


                                                                            PAGE
Facing  Page
Index

PART I.
Item  1.     Description of Business                                           3
Item  2.     Description of Property                                           5
Item  3.     Legal Proceedings                                                 5
Item  4.     Submission of Matters to a Vote of Security Holders               5

PART II.
Item  5.     Market for the Registrant's Common Equity
                 And Related Stockholder Matters                               5
Item  6.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                           6
Item  7.     Financial Statements                                              7
Item  8.     Changes in and Disagreements on Accounting and
                 Financial Disclosures                                         7

PART III
Item   9.    Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16 (a) of The Exchange Act   7
Item 10.     Executive Compensation                                            8
Item 11.     Security Ownership of Certain Beneficial Owners
                 And Management                                                9
Item 12.     Certain Relationships and Related Transactions                    9

PART IV
Item  13.     Exhibits                                                         9

SIGNATURES                                                                    29

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

(Summit or the Company) is a Houston; Texas based Consolidation Company that is focused on acquiring and building businesses.

We were incorporated in Delaware in 1987 under the name Vending, Inc. We changed our name to ComTech Consolidation Group, Inc. in May 1997 and to Summit National Consolidation Group, Inc., symbol (SMNC) in November 2001.

Summit National Consolidation Group, Inc., f/k/a (ComTech Consolidation Summit Group, Inc.) was incorporated on July 13, 1987 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including but not limited to selected mergers and acquisitions. The Company had been in the development stage from inception until August 12, 1997, at which time it acquired all of the capital stock of Networks On-Line, Inc., a network integrator and Internet service provider and began operations under its business plan. Networks On-Line, Inc. provides Internet access services to individuals and businesses in the Houston, Texas area and provides website hosting and Internet consulting on a nationwide basis.

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

Summit was originally in the business of growing sales revenues and earnings through consolidation (acquisition) of privately held operating entities under its two tier corporate holding structure. As acquisitions were made, the Company formed a Subsidiary Holding Company, specifically structured as a financing vehicle to fund ongoing expansion around the business initially acquired. This two tier corporate holding structure was established to provide a means of raising operating capital without dilution to the Company shareholders. It also allowed the Subsidiary Holding Company to develop its own market identity, separate and apart from that of the Company. The objective of this system was to continue to grow the business of its Subsidiary Holding Company, thereby increasing sales revenue and earnings.

In  summary,  Summit  was  a holding company that had developed a strategy that:

     -    Enhances  the  values  of  its  assets  (equity  in Subsidiary Holding
          Companies).
     - Provides management with incentives to continue to grow the businesses.
     - Provides management with the corporate structure to obtain ongoing growth.

In second quarter of 1999, Summit decided to abandon the Subsidiary Holding Company concept because of its lack of control over the Subsidiary Holding Companies. The Company did not realize how much control it had actually lost until it tried to change its method of managing the day-to-day operations of the company. In doing so, the Company lost a significant amount of operations in the health care division.

In July 1999, the Company lost seven of the eight operating health care facilities of PMP. The only surviving operating health care entity of PMP was A-1 Bayou, a home health care agency located in Jeanerette, Louisiana. In late 1999, the Board of Directors of Summit voted to transfer the ownership of A-1 Bayou directly to Summit.

In September 1999, the Company closed four of the five operate facilities of UDI.

As of December 1999, Summit has only three operating subsidiaries, one engaged in health care and two engaged in Internet related businesses. These entities generate approximately $2 million in annual revenues.

Due to the significant management problems noted in 1999, the Company has changed its method of managing it subsidiaries. Summit, the holding company, now directly managed the financial and administrative operations of all of its subsidiaries.

VISION/MISSION

In early 2000, the new management team of Summit decided to refocus the Company to take advantage of the tremendous growth of the Internet. The fact that Summit already owns NOL and EISP (Internet service providers) makes this move even easier. Summit will play a major role in the technology arena and will grow rapidly by acquisitions. Management feels that by changing the direction of the Company to focus purely on technology related companies; Summit will be opening the door to endless business possibilities.

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

FINANCIAL  PLAN

Management's goals are to increase revenues and shareholder value through acquisitions. Summit will attempt to secure relationships with Investment Banking firms to assist with capital needs. Summit will prepare an SB-2 filing to register stock to facilitate acquisitions and private placement of stock as well as fund an Employee Stock Option Plan.

COMPETITION

The market for the company's Internet products is highly competitive, and Summit expects this competition to increase. Many of the Company's competitors have significantly greater research and development, marketing and financial resources than the Company, and therefore, represent significant competition. The Company believes that the primary competitive factors in the market for the Company's services are price, performance and technical support.

ITEM  2.  DESCRIPTION  OF  PROPERTY

The Company leases a total of approximately 1,500 square feet of office space for the Company's headquarters. The Company's headquarters is located at 3011 Isabella, Suite B, Houston, Texas. In addition, the Company leases approximately 2,000 square feet of space for its health care operations in Louisiana.

ITEM  3.  LEGAL  PROCEEDINGS

As noted in the notes to the (note 12) Company's financial statements, the Company had been involved in a significant amount of legal proceeding during 2000. A significant amount of litigation, both filed and threatened, is pending against the Company. Almost all of the claims were incurred in the acquisition and operations of health care facilities located in Louisiana and Texas.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART III

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock was traded on the OTC Bulletin Board under the symbol "SMNC" until September 7, 2000 when it was removed from the Bulletin Board and placed to the "pink sheets". The Company' authorized capital stock consist of 100,000,000 shares of common stock, $.00967 par value, of which 37,248,730 shares were issued and outstanding as of December 31, 2000 and 1,000,000 shares of preferred stock, $.01 par value, of which 31,046 shares were issued and outstanding.

As of December 31, 2000, the approximate number of holders of record of the common stock of the Company was 4,000.

The Company has never paid any cash dividends in the past and anticipates that for the foreseeable future all earnings, if any, will be retained to finance growth and to meet working capital requirements.

ITEM 6. MANAGEMENT 'S DISCUSSION AND ANALYSIS OF FINANCIAL CONITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS  BEFORE  EXTRAORDINARY  LOSSES:  2000  COMPAREDTO  1999

Total revenues for 2000 of $1,291,799 represents a decrease of $8,160,282 from revenues of $9,452,081 in 1999. This decrease is due to discontinuation of several of the health care subsidiaries in Louisiana and two health care subsidiaries in Houston and declining sales of the Internet service provider networks on-line.

The Company reported a net loss before extraordinary items of $1,809,734 in 2000 as compared to net loss of $3,091,578 in 1999. Operational expenses decrease by 60% as a result of discontinued healthcare operations.

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

LIQUIDITY  AND  CAPITAL  RESOURCES

The Company's current assets represented 12% of current liabilities at December 31, 2000 as compared to 15% at December 31, 1999. Current liabilities exceeded current assets by $1,301,388 at December 31, 2000. At December 31, 2000, the Company primarily had two operational subsidiaries: one health care subsidiary located in Louisiana and one Internet Service Provider located in Houston, Texas. The net income from these operations is not sufficient to support corporate expenses and pay current liabilities. Based on this liquidity problem, the Company's external auditors' report on the 2000 consolidated financial statements included a fourth paragraph noting a going concern problem. Based on discussions with the external auditors, if the Company is able to resolve this problem by obtaining additional equity funding, the auditors are willing to review the Company's current situation and if conditions have improved, the firm is willing to reissue their report without noting the going concern problem.

Management believes that actions presently being taken to obtain additional equity financing through a secondary offering and pursuing acquisitions and increasing sales in the technology sector will provide the Company the opportunity to continue as a going concern.

ITEM  7.  FINANCIAL  STATEMENTS

The Company's Consolidated Financial Statements, Notes to Consolidated Financial Statements and the report of R. E. Bassie & Co. independent auditors, with respect thereto, referred to in the Index to Financial Statements, appear elsewhere in this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART  III

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

The following table sets forth information concerning executive officers and directors of the Company, including their ages and positions with the Company as of July 13, 2001.

MANAGEMENT

       Name           Age   Position
--------------------  ----  -------------------------------------------------

Walter D.  Davis       49   Chairman of the Board, President, Chief Executive
                            Officer and Director
Lamont Waddell         58   Chief Financial Officer and Director
Vincent E. Alexander   39   Director and Chairman of the Audit Committee
Beatrice Beasley       56   Director and Chairman of the
                            Compensation Committee
Jesse Funchess         70   Director



Walter D. Davis, 49, has been chairman of the board and the chief executive officer/president of Summit since 1/20/00. He served as the chief financial officer from 9/1/99-1/20/00. He formerly served as trustee on the Houston Municipal Pension Board.

Lamont Waddell, 58, is a director and has been the Chief Financial Officer since 1/20/00. He formerly served as comptroller of Summit from October 1, 1999 to January 20, 2000, and prior to that he was the Vice President of Finance/Human Resource/Comptroller of the Faro Pharmaceutical Corp.

Vincent E. Alexander, 39, serves as director and chair of the audit committee. He was elected to the board in 12/99. He is a financial officer of the Infinity Brokerage Corporation. He is also a member of the greater Houston partnership.

Dr. Beatrice Beasley, 56, has been a member of the board since 1/20/00 and the chair of the compensation committee. She is a tenured professor at Texas Southern University and is president of Beasley & Associates, a business training and consulting firm. Dr. Beasley also serves on the board of the Harris County Children's Protective Services Agency.

Attorney Jesse Funchess, 70, was elected to the board in 2/00. He is managing partner of Jesse Funchess & Associates Attorneys at Law in Houston and Beaumont,

Texas. Attorney Funchess is also the Chairman of the board of the South Central Houston Community Action Council, Inc.

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

The  Company  is  in  compliance.

ITEM  10.  EXECUTIVE  COMPENSATION

SUMMARY  OF  CASH  AND  CERTAIN  OTHER  COMPENSATION


Name and                                Annual
Principal Position                       Year   Compensation
-----------------------                 ------  ------------

Walter Davis                             2000   $    120,000
Chief Executive Officer

Lamont Waddell                           2000   $     95,000
Chief Financial Officer

OPTION  GRANTS  IN  LAST  FISCAL  YEAR

None

FISCAL  YEAR-END  OPTION  VALUES

None

DIRECTORS  REMUNERATION

In 2000 Directors were paid a fee for servicing the board. The amount of the fee was $250 for each meeting. There were 12 meetings.

Name and                                Annual
Principal Position             Year  Compensation
-----------------------------  ----  -------------
Vincent E. Alexander           2000  $       3,000
Director and Chairman
of the Audit Committee

Beatrice Beasley               2000  $       3,000
Director and Chairman
of the Compensation Committee

Jesse Funchess                 2000  $       3,000
Director

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

The following table sets forth as of December 31, 2000, information with respect to (a) each person (including "group" as that term is used in section 13(d)(3) of the Securities Exchange Act of 1934 who is known to the Company to be the beneficial owner of more than five percent (5%) of the outstanding Common Stock of the Company and (b) the number and percentage of the Company's Common Stock owned by (i) each of the directors and the executive officers named on the Summary Compensation Table above and (ii) all directors and executive officers of the Company as a group. The Company believes that, unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares beneficially owned.

CLASS   NAME AND ADDRESS                                AMOUNT    PERCENT
------  --------------------------------------------  ----------  --------
Common  Arlie Enterprise, Inc                         1,363,619       6.2%
        11500 NE 76th St., A3#66
        Vancouver, WA  98662

Common  Dorothy M. Stewart                            1,366,000       6.2%
        1143 Bayou Island Drive
        Houston, TX  77063

Common  Officers and Directors                           53,600       0.2%
        (One Officer)



The balance of the Company's outstanding Common Shares is held by approximately 4,000 persons.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Related transactions are noted in the Company's Consolidated Financial Statements and Notes to the Consolidated Financial Statements.

ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND  REPORTS  ON  FORM
8-K

1)   Documents filed as part of the report:

     1) The financial statements filed as part of this report are listed separately in the Index to Financial Statements.

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                      INDEX




Independent  Auditors'  Report

     Consolidated Financial Statements:

     Balance Sheets - December 31, 2000 and 1999

     Statements of Operations - Years ended December 31, 2000 and 1999

     Statements of Stockholders' Equity - Years ended December 31, 2000 and 1999

     Statements of Cash Flows - Years ended December 31, 2000 and 1999

Notes  to  Consolidated  Financial  Statements

R.  E.  BASSIE  &  CO.
CERTIFIED  PUBLIC  ACCOUNTANTS
--------------------------------------------------------------------------------



                          SUMMIT NATIONAL CONSOLIDATION
                          GROUP, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

                           (WITH INDEPENDENT AUDITORS'
                                 REPORT THEREON)

R.  E.  BASSIE  &  CO.
CERTIFIED  PUBLIC  ACCOUNTANTS
--------------------------------------------------------------------------------
                                         6776  Southwest  Freeway,  Suite  580
                                         Houston,  Texas  77074-2115
                                         Tel: (713) 266-0691 Fax: (713) 266-0692
                                         E-Mail:  Rebassie@aol.com


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


The  Board  of  Directors
Summit  National  Consolidation  Group,  Inc.:

We have audited the consolidated balance sheets of Summit National Consolidation Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Summit National Consolidation Group, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As shown in the consolidated financial statements, the Company incurred a net loss of $1,809,734 in 2000. At December 31, 2000, current liabilities exceed current assets by $1,301,388. These factors, and others discussed in Note 14, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.


                         /s/  R.  E.  Bassie  &  Co.


Houston,  Texas
July  13,  2001,  except  with  respect  to
   Note  15,  to  which  the  date  is
   November  20,  2001

                         SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                        CONSOLIDATED BALANCE SHEETS

                                         December 31, 2000 and 1999


                           Assets
                           ------
                                                                                2000             1999
                                                                           ---------------  ---------------
Current assets:
  Cash                                                                     $       24,936   $       21,710
  Accounts receivable, less allowances for contractual
    adjustments and doubtful accounts of $16,000 at
    December 31, 2000 and $1,000 at December 31, 1999                             136,945          110,007
  Prepaid expenses                                                                  9,095                -
                                                                           ---------------  ---------------
    Total current assets                                                          170,976          131,717
                                                                           ---------------  ---------------

Note receivable                                                                         -           20,000

Property and equipment, net of accumulated
  depreciation and amortization (note 4)                                          134,226          146,014

Excess of cost over net assets of businesses acquired,
  less accumulated amortization of $25,000 at December 31,
  2000 and $34,000 at December 31, 1999 (note 15)                                 175,000          646,000

Other assets                                                                            -            4,340
                                                                           ---------------  ---------------
    Total assets                                                           $      480,202   $      948,071
                                                                           ===============  ===============

                Liabilities and Stockholders' Equity
                ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                           936,447          659,874
  Accrued salaries and related liabilities                                        167,487          131,686
  Notes payable to related party                                                   53,725           10,000
  Current installments of long-term debt (notes 5 and 15)                         314,705           63,220
                                                                           ---------------  ---------------
    Total current liabilities                                                   1,472,364          864,780
Long-term debt, less current installments (notes 5 and 15)                        282,291          545,114
                                                                           ---------------  ---------------
    Total liabilities                                                           1,754,655        1,409,894
                                                                           ---------------  ---------------

Stockholders' equity (notes 2, 3, 6, 8, 12, 14 and 15):
  Preferred stock, $.01 par value.  Authorized 1,000,000 shares:
    issued and outstanding, 13,565 at December 31, 2000
    and 31,028 at December 31, 1999,
    8% cumulative and convertible                                                     135              310
  Common stock, $.00967 par value.  Authorized 100,000,000
    shares: issued and outstanding, 37,248,730 shares at
    December 31, 2000 and 22,077,072 at December 31, 1999
    (note 16)                                                                     360,195          213,485
  Additional paid-in capital                                                    2,875,375        2,024,806
  Retained earnings (deficit)                                                  (4,510,158)      (2,700,424)
                                                                           ---------------  ---------------
    Total stockholders' equity (deficit)                                       (1,274,453)        (461,823)

Commitments and contingent liabilities (notes 6, 8, 9, 11, 13, 14 and 15)

                                                                           ---------------  ---------------
    Total liabilities and stockholders' equity                             $      480,202   $      948,071
                                                                           ===============  ===============

See  accompanying  notes  to  consolidated  financial  statements.

                SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                          Years ended December 31, 2000 and 1999


                                                       2000                  1999
                                               --------------------  --------------------
 Revenues:
   Net patient service revenue                 $           778,962   $         8,861,052
   Internet service revenue                                512,837               591,029
                                               --------------------  --------------------
     Total revenues                                      1,291,799             9,452,081
                                               --------------------  --------------------

 Operating expenses:
   Health care operations                                  799,273             7,953,888
   Internet operations                                     507,820               578,323
   Corporate operations                                  1,296,423             1,221,083
   Loss on disposal of subsidiaries (note 13)                    -             2,727,640
   Impairment expense                                      451,000                     -
   Amortization                                             20,000                25,996
   Depreciation                                             23,983                25,715
                                               --------------------  --------------------
     Total operating expenses                            3,098,499            12,532,645
                                               --------------------  --------------------

     Operating loss                                     (1,806,700)           (3,080,564)

 Other expenses - interest expense                          (3,034)              (11,014)
                                               --------------------  --------------------
     Net loss                                  $        (1,809,734)  $        (3,091,578)
                                               ====================  ====================

 Earnings (loss) per share:
     Basic                                     $             (0.06)  $             (0.15)
                                               ====================  ====================
     Diluted                                   $             (0.06)  $             (0.13)
                                               ====================  ====================

 Weighted average common shares:
     Basic                                              28,902,393            19,954,922
                                               ====================  ====================
     Diluted                                            31,760,839            24,634,045
                                               ====================  ====================

See  accompanying  notes  to  consolidated  financial  statements.

                  SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Years ended December 31, 2000 and 1999

                                                                         2000               1999
                                                                  ------------------  -----------------
 Cash flows from operating activities:
   Net loss                                                       $      (1,809,734)  $     (3,091,578)
   Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
       Depreciation and amortization of property and equipment               23,983             25,715
       Amortization of excess of cost over net
         assets of businesses acquired                                       20,000             25,966
       Impairment expense (note 15)                                         451,000                  -
       Loss on disposition of subsidiaries                                        -          2,727,640
       Bad debt expense                                                           -             86,000
       Stock issued for various services                                    565,301            366,221
       Write-off of note receivable                                          20,000                  -
       Loss on disposition of equipment                                           -              2,963
       (Increase) decrease in operating assets:
         Accounts receivable                                                (26,938)          (667,749)
         Prepaid expenses                                                    (9,095)            25,953
         Other assets                                                         4,340             74,837
       Increase (decrease) in operating liabilities:
         Accounts payable and accrued expenses                              424,373            495,621
         Accrued salaries and related liabilities                            35,801           (314,393)
                                                                  ------------------  -----------------
             Net cash used in operating activities                         (300,969)          (242,804)
                                                                  ------------------  -----------------

 Cash flows from investing activities:
   Purchase of property and equipment                                       (12,195)           (11,647)
                                                                  ------------------  -----------------
             Net cash used in investing activities                          (12,195)           (11,647)
                                                                  ------------------  -----------------

 Cash flows from financing activities:
   Proceeds from issuance of shares under private placement                 284,003            129,125
   Proceeds from short-term note payable to related party                    43,725             10,000
   Principal payments on long-term debt                                     (11,338)           (13,588)
                                                                  ------------------  -----------------
             Net cash provided by financing activities                      316,390            125,537
                                                                  ------------------  -----------------

             Net increase (decrease) in cash                                  3,226           (128,914)

 Cash at beginning of year                                                   21,710            150,624
                                                                  ------------------  -----------------
 Cash at end of year                                              $          24,936   $         21,710
                                                                  ==================  =================

 Supplemental schedule of cash flow information:
   Interest paid                                                  $           3,034   $         11,014
                                                                  ==================  =================

See accompanying notes to consolidated financial statements.

                                 SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                           Years ended December 31, 2000 and 1999

                                                                                                       Additional     Retained
                                                    Preferred Stock           Common Stock              paid-in       earnings
                                                  shares      amount        shares        amount        capital       (deficit)
                                                 --------  -------------  -----------  ------------  -------------  -------------
 Balance, December 31, 1998                       32,450            324   16,970,849   $   164,108   $  1,033,393   $    443,954

   Issuance of shares for acquisitions             3,500             35            -             -         62,166              -

   Issuance of shares under private
     placement (note 3)                                -              -      645,625         6,243        122,882              -

   Issuance of shares for retirement
     of debt (note 3)                                  -              -    1,251,995        12,108        238,291              -

   Conversion of debentures for shares (note 9)        -              -    1,223,789        11,834        183,166              -

   Issuance of shares for investor relations       1,478             15      374,600         3,622        300,174              -

   Issuance of shares for services (note 3)            -              -      183,600         1,775         45,665              -

   Conversion of preferred shares for common
     shares (note 6)                              (6,400)           (64)   1,530,222        14,797        (14,733)             -

   Issuance of common shares for preferred
     stock dividends (note 6)                          -              -       96,392           932         51,868        (52,800)

   Retirement of shares (note 3)                       -              -     (200,000)       (1,934)         1,934              -

   Net loss                                            -              -            -             -              -     (3,091,578)
                                                 --------  -------------  -----------  ------------  -------------  -------------

 Balance, December 31, 1999                       31,028            310   22,077,072       213,485      2,024,806     (2,700,424)

   Issuance of shares under private placement
     (note 3)                                      5,100             51    1,985,915        19,204        264,748              -

   Issuance of shares for services (note 3)        1,165             12    9,810,350        94,866        470,423              -

   Issuance of shares for conversion of debt
     (note 3)                                     (1,478)           (15)     548,889         5,317        142,498              -

   Conversion of preferred shares for common
     shares                                      (11,250)          (113)   2,825,504        27,323        (27,210)             -

   Cancellation of shares                        (11,000)          (110)           -             -            110              -
                                                       -
   Net loss                                            -              -            -             -              -     (1,809,734)
                                                 --------  -------------  -----------  ------------  -------------  -------------

 Balance, December 31, 2000                       13,565   $        135   37,247,730   $   360,195   $  2,875,375   $ (4,510,158)
                                                 ========  =============  ===========  ============  =============  =============


                                                      Total
                                                  stockholders'
                                                     equity
                                                    (deficit)
                                                 --------------
 Balance, December 31, 1998                      $   1,641,779

   Issuance of shares for acquisitions                  62,201

   Issuance of shares under private
     placement (note 3)                                129,125

   Issuance of shares for retirement
     of debt (note 3)                                  250,399

   Conversion of debentures for shares (note 9)        195,000

   Issuance of shares for investor relations           303,811

   Issuance of shares for services (note 3)             47,440

   Conversion of preferred shares for common
     shares (note 6)                                         -

   Issuance of common shares for preferred
     stock dividends (note 6)                                -

   Retirement of shares (note 3)                             -

   Net loss                                         (3,091,578)
                                                 --------------

 Balance, December 31, 1999                           (461,823)

   Issuance of shares under private placement
     (note 3)                                          284,003

   Issuance of shares for services (note 3)            565,301

   Issuance of shares for conversion of debt
     (note 3)                                          147,800

   Conversion of preferred shares for common
     shares                                                  -

   Cancellation of shares                                    -

   Net loss                                         (1,809,734)
                                                 --------------
 Balance, December 31, 2000                      $  (1,274,453)
                                                 ==============

See  accompanying  notes  to  consolidated  financial  statements.

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     THE  COMPANY

     Summit National Consolidation Group, Inc., formerly ComTech Consolidation Group, Inc., a Delaware corporation, was incorporated on July 13, 1987. The Company is a Houston, Texas based consolidation company that is focused on acquiring and building growth-oriented businesses through acquisitions in the technology related industries. The Company has operations in Texas and Louisiana.

     PRINCIPLES  OF  CONSOLIDATION

     The consolidated financial statements include the accounts of Summit National Consolidation Group, Inc. and its wholly owned subsidiaries (the Company). All material intercompany profits, transactions and balances have been eliminated.

     The accounts of purchased companies are included in the consolidated financial statements from the dates of acquisition. The excess of cost over the fair value of net assets of businesses acquired is being amortized using the straight-line method over a 20-year period commencing with the dates of acquisition.

     PROPERTY  AND  EQUIPMENT  AND  DEPRECIATION

     Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to ten years.

     STOCK-BASED  COMPENSATION

     The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations and to elect the disclosure option of SFAS No. 123, "Accounting for Stock-Based Compensation". Accordingly, compensation cost for stock options issued to employees is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     EARNINGS  PER  SHARE

     Earnings (losses) per common share have been computed by dividing net earnings (losses) by the weighted average number of common shares outstanding during the respective periods.

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

     NEW  STANDARDS  TO  BE  IMPLEMENTED

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 requires the use of the purchase method of accounting for business combinations and

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     prohibits the use of the pooling of interests method. Under the previous rules, the company used the purchase method of accounting. SFAS No. 141 also refines the definition of intangible assets acquired in a purchase business combination. As a result, the purchase price allocation of future business combinations may be different than the allocation that would have resulted under the old rules. Business combinations must be accounted for using SFAS No. 141 beginning on July 1, 2001.

     SFAS No. 142 eliminates the amortization of goodwill, requires annual impairment testing of goodwill and introduces the concept of indefinite life intangible assets. It was adopted on January 1, 2002. The new rules also prohibit the amortization of goodwill associated with business combinations that close after June 30, 2001.

     These new requirements will impact future period net income by an amount equal to the discontinued goodwill amortization offset by goodwill impairment charges, if any, and adjusted for any differences between the old and new rules for defining intangible assets on future business combinations. An initial impairment test must be performed in 2002 as of January 1, 2002. The company completed this initial transition impairment test and determined that its remaining goodwill (see note 15) is not impaired.

     In  August  2001,  the  FASB  issued  SFAS  No.  143, "Accounting for Asset
     Retirement Obligations." SFAS No. 143 provides accounting and reporting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or normal operation of a long-lived asset. The standard is effective January 1, 2003. The company is reviewing the provisions of this standard. Its adoption is not expected to have a material effect on the financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and develops a single accounting model, based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale, whether such assets are or are not deemed to be a business. SFAS No. 144 also modifies the accounting and disclosure rules for discontinued operations. The standard was adopted on January 1, 2002, and is not expected to have a material effect on the financial statements except that any future discontinued operations may be presented in the financial statements differently under the new rules as compared to the old rules.

(2)  ACQUISITIONS

     Effective January 1, 1999, the Company, through its wholly-owned subsidiary, PMP, issued 1,000 shares of its Class B preferred stock (see note 6) for all of the outstanding stock of Clinical Concepts, Inc., a Louisiana health care corporation. On the same day, the Company sold Clinical Concepts Inc. to an individual for a long-term note receivable in

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     the amount of $30,000. The note receivable is due in six annual installments of $5,000. During 2000, the receivable was considered uncollectible, and was written-off.

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

     The  purchase  allocation  is  summarized  as  follows:

                                  1999
                               ----------

          Current assets       $ 133,849
          Noncurrent assets       25,000
          Current liabilities    (96,648)
                               ----------
                               $  62,201
                               ==========

     Pro forma operating results for 1999 were considered immaterial for presentation purposes.

(3)  RELATED PARTY TRANSACTIONS

     In September 2000, the Company issued 4,412,200 shares of restricted common stock to the Chairman and CEO of the Company for services performed. The shares issued were valued at $108,558 or an average price of $0.025 per share.

     In September 2000, the Company issued 2,413,900 shares of restricted common stock to the Chief Financial Officer of the Company for services performed. The shares issued were valued at $23,749 or a price of $0.01 per share.

     In July 2000, the Company issue 390 shares of Class E preferred stock to the CFO of the Company for services performed. The shares were valued at $39,000.

     In 2000, the Company sold 31,946 shares of restricted common stock to Board members for $3,000 or a price of $0.094 per share.

     In January 1999, the Company sold 645,625 shares of common stock for $129,125 ($.20 per share) to a company owned by a relative of the Chairman of the Board at the time. The Chairman of the Board charged the Company a fee in the amount of $5,125 to consummate this transaction.

     In January 1999, the Company issued 1,251,995 shares of common stock to companies owned by relatives of the Chairman of the Board at the time. The

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

(4)  PROPERTY AND EQUIPMENT

     Property  and  equipment  is  summarized  as  follows:

                                                            December  31,
                                                         ------------------
                                                           2000      1999
                                                         --------  --------

        Equipment                                        $251,237  $240,317
        Furniture and fixtures                              2,875     1,600
                                                         --------  --------
          Total property and equipment                    254,112   241,917
        Less accumulated depreciation and
             amortization                                 119,886    95,903
                                                         --------  --------
              Net property and equipment                 $134,226  $146,014
                                                         ========  ========

(5)  LONG-TERM DEBT

     Long-term debt is summarized as follows:

                                                            December  31,
                                                         ------------------
                                                           2000      1999
                                                         --------  --------

        Notes payable (8), due March 10, 2001, with
          interest at 6.5%                               $251,100  $251,100
        Note payable in monthly installments of $868
          through September 2003; with interest at
          10.5%, unsecured (see note 15)                   30,579    34,075
        Note payable in monthly installments of $970
          through September 2004, with monthly
          installments increasing to $5,500 through
          August 2005, with interest, unsecured
          (see note 15)                                   110,276   115,126
        Note payable in monthly installments of $3,700
          through August 2004, unsecured (see note 15)    205,041   208,033
                                                         --------  --------
            Total long-term debt                          596,996   608,334
          Less current installments                       314,705    63,220
                                                         --------  --------
            Long-term debt, less
               current installments                      $282,291  $545,114
                                                         ========  ========

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Aggregate yearly maturities of long-term debt for the periods after December 31, 2000 are as follows:

             Years
             -----
             2001         $  314,705
             2002             64,439
             2003             65,364
             2004             61,331
             2005             79,851
             Thereafter       11,306
                          ----------
                             596,996
                          ==========

(6)  PREFERRED STOCK

     During February and March 2000 Company raised $200,000 through a private placement. The Company sold 2,000 shares of its Class E preferred stock at $100 per share. Each share of the Class E preferred stock, has an annual cumulative dividend equal to 8%, with a term of 12 months, and is convertible into 650 shares of the Company's common stock.

     In 2000, the Company sold 1,000 shares of Class B preferred stock for $7,000.

     In 2000, the Company sold 2,100 shares of Class E preferred stock for $12,000.

     In 1999, the Company issued 3,500 shares of its Class B preferred stock in exchange for all of the outstanding stock of three health care companies (see note 2).

(7)  CAPITAL STOCK AND STOCK OPTIONS

     The Company is authorized to issue up to 100,000,000 shares of Common Stock, of which 37,147,980 were issued and outstanding at December 31, 2000, and 850,000 were reserved for issuance pursuant to the grant of outstanding stock options as of December 31, 2000.

     The Company issued 100,000 options to each of the 5 officers as part of the company's stock option plan. These options are exercisable at $.33 per share through October 31, 2009, and such options were immediately exercisable. At the date of grant, those options were determined to have no material value. Further, the CEO and CFO of the Company were issued 250,000 and 100,000 options, respectively as part of the Company's incentive stock option agreement, and such options are exercisable in installments. In addition, the Company issued 250,000 options for legal services at a price of $0.16.

     The Company was required to adopt the disclosure portion of SFAS No. 123. This statement requires the Company to provide pro forma information regarding net loss applicable to common stockholders and loss per share as

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     if compensation cost for the Company's stock options granted had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 as follows:

                                  2000
                                --------

           Dividend yield             0%
           Expected volatility      391%
           Risk free interest       6.5%
           Expected lives        5 years

     Under the accounting provisions of SFAS 123, the Company's net loss applicable to common stockholders and loss per share would have been increased to the pro forma amounts indicated below:

                                                            2000
                                                        ------------

           Net loss applicable to common stockholders:
              As reported                               $(1,809,734)
              Pro forma                                 $(2,076,704)
           Loss per share:
              As reported                               $      (.06)
              Pro forma                                 $      (.07)

     A summary of the status of the Company's stock options to employees as of December 31, 2000, changes during the periods ending on those dates is presented below:

                                                                    Weighted-
                                                                    Average
                                                                    Exercise
                                                                     Price
                                                                  December 31,
                                                         Shares      2000
                                                       ---------  ------------
         Outstanding at beginning of period                    -             -
         Granted                                       1,100,000           .33
         Exercised                                             -             -
         Canceled                                              -             -
                                                       ---------  ------------

         Outstanding and exercisable at end of period  1,100,000           .33
                                                       =========  ============

         Weighted average fair value of options
            granted during the period                       None           .33
                                                       =========  ============

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about fixed stock options to employees outstanding and exercisable at December 31, 2000:

                                                                  Weighted
                                                                  Average
                                                                 Remaining
                                 Number           Number        Contractual
                             Outstanding at   Exercisable at  Life (Years) at
               Exercise       December 31,    December 31,      December 31,
                 Price            2000             2000             2000
            ---------------  --------------  ---------------  ---------------

            $           .33         500,000          500,000             8.00
                        .33         600,000          600,000             2.00
            ---------------  --------------  ---------------  ---------------
            $           .33       1,100,000        1,100,000             4.73
            ===============  ==============  ===============  ===============

(8)  FEDERAL INCOME TAX EXPENSE

     A reconciliation of income taxes at the federal statutory rate to amounts provided for the years ended December 31, are as follows:

                                                        December 31,
                                             -----------------------------------
                                                  2000               1999
                                             ---------------  ------------------

     Tax benefit computed at statutory rate  $     (614,000)  $      (1,051,000)
     Change in valuation allowance                  614,000           1,051,000
                                             ---------------  ------------------
     Tax benefit                             $            -   $               -
                                             ===============  ==================

     Deferred taxes are determined based on the temporary differences between the financial statements and income tax bases of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The components of deferred income tax assets are as follows

         Deferred tax assets:
           Net operating loss         $        2,858,000   $       2,244,000
           Valuation allowanc e               (2,858,000)         (2,244,000)
                                      -------------------  ------------------
             Net deferred tax assets  $                -   $               -
                                      ===================  ==================

     At December 31, 2000, the Company provided a 100% valuation allowance for the deferred tax assets because it could not be determined whether it was more likely than not that the deferred tax assets would be realized.

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9)  CONVERTIBLE SUBORDINATED DEBENTURES

     On August 3, 1998, the Company entered into an agreement to issue, as needed, $750,000 of 8% senior subordinated convertible redeemable debentures (the Debentures) due August 3, 1999. Interest on the outstanding balance was due and payable monthly commencing September 3, 1998. The Debentures may be converted into shares of the Company's stock at the lower of 75% of the closing bid price of the Company's stock the day immediately preceding the date of receipt by the Company of notice of conversion or by 75% of the closing bid price of the Company's stock on the five days immediately preceding the date of subscription by the holder as reported by the National Association of Securities Dealers Electronic Bulletin Board ("NASDAQ"). The Company borrowed $400,000 of the $750,000. The holders of the Debentures converted the $400,000 into 2,587,298 shares of the Company's common stock.

(10) LEASES

     The Company leases certain office space, furniture and equipment under operating leases. Future minimum lease payments under noncancellable operating leases at December 31, 2000 are as follows:

            Year
            ----
            2001                    $  19,168
                                    =========

(11) INDUSTRY SEGMENTS

     The Company operated in two industries (health care and internet service providers) and two geographical locations (Texas and Louisiana) during 2000 and 1999. A-1 Bayou, Inc. provided health care services in the state of Louisiana (see note 13). Networks On-Line, Inc. (NOL) is an Internet service provider (ISP) in Texas. Segment and geographical information for the years ended December 31, 2000 and 1999 is as follows:

                                           2000           1999
                                       -------------  -------------
            Revenues:
              Health care - Louisiana  $    778,962   $    984,982
              ISP - Texas                   512,887        591,029
                                       -------------  -------------
                                       $  1,291,799   $  1,576,011
                                       =============  =============

            Operating income (loss):
              Health care-Louisiana    $     40,311   $     74,259
              ISP-Texas                    (468,691)       (29,765)
              Corporate expenses         (1,381,354)    (1,221,083)
                                       -------------  -------------
                                       $ (1,809,734)  $ (1,176,589)
                                       =============  =============

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Identifiable assets:
            Health care - Louisiana    $    293,674   $    292,103
            ISP - Texas                      27,571        630,916
            Corporate                       158,957         25,052
                                       -------------  -------------
                                       $    480,202   $    948,071
                                       =============  =============

(12) LITIGATION

     At December 31, 2000, the Company had certain pending and threatened litigation and claims incurred in the ordinary course of business
     (primarily related to acquisitions and disposition of subsidiaries and related employment agreements). Management has not determined whether or not the probable resolution of such contingencies will have any material affect on the financial position of the Company or the results of operations.

     Subsequent  Event
     -----------------

     In June 2001, the Company suffered a judgment in a lawsuit in the amount of $660,300. The plaintiff alleged, among other things, that the Company, its former subsidiary, PMP, and the former president defaulted on payment of employment contracts to the former owners of a health care agency that the Company acquired and subsequently rescinded because the health care agency had outstanding Medicare liabilities which it did not disclose to the Company during the due diligence process. The Company is vigorously appealing the judgment. No liability had been recorded to the books of the Company for this contingent liability.

(13) DISPOSAL OF HEALTH CARE FACILITIES

     During 1999, a number of the facilities (6) in Louisiana owned by the Company's subsidiary, Professional Management Providers, Inc. were operating under Chapter 11 of the U.S. Bankruptcy Code. As a result of several disputes and lawsuits with former management of the subsidiary, the Trustee in bankruptcy closed the six subsidiary corporations of Home Care Center, Inc. in July 1999. Thereafter, the Company closed three of the remaining four facilities in Louisiana, and transferred ownership of the remaining one to the parent company. The one remaining facility was still in operation at December 31, 2000.

     In addition, the Company made several acquisitions during 1999 through its Unique Dawning, Inc. (UDI). These facilities proved unmanageable, and as a result, Unique Dawning, Inc. was placed in Chapter 11 of the Bankruptcy Code in September 1999. Subsequently, the Trustee transferred the filing to Chapter 7, which provided for liquidation of Unique Dawning, Inc. and the related subsidiaries.

     As a result of these events, the Company recognized losses on the closing and disposal of the twelve facilities (nine under Professional Management Providers, Inc. (PMP) and three under Unique Dawning, Inc.). The loss has

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     been reflected in the accompanying statement of operations as a loss from discontinued operations. No income tax credit has been provided against the loss due to the unavailability of recoverable taxes in prior periods. The losses were as follows:

                               PMP          UDI         Total
                           ------------  ----------  ------------

         Loss on disposal  $(2,088,367)  $(639,273)  $(2,727,640)
                           ============  ==========  ============


     Shown below is a summary of certain elements of PMP's and UDI's operations for the year ended December 31, 2000:

         Revenues                $ 7,876,070
         Cost and expenses         7,058,802
                                 -----------
           Net earnings          $   817,268
                                 ===========

         Net assets disposed of  $ 2,727,640
                                 ===========

     RECLASSIFICATIONS

     The accounting for the disposal of the health care facilities was originally treated as an extraordinary item. The consolidated financial statements for 1999 have been reclassified to account for the disposal as an operating loss. These reclassifications did not have an affect on retained earnings (deficit) for 1999.

(14) OPERATIONAL STATUS

     The current company is the survivor of a reverse merger, which occurred in 1997 and has expanded since then through both internal growth and acquisitions. The management of the acquisition process and the management of those subsequent operations exposed the Company to significant legal liabilities (see note 13).

     At December 31, 2000, current liabilities exceeded current assets by $1,301,388. At December 31, 2000, the Company primarily had two operational subsidiaries: one health care subsidiary located in Louisiana and one Internet Service Provider located in Houston, Texas (see note 15). The net income from these operations is not sufficient to support corporate expenses and pay current liabilities.

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

           SUMMIT NATIONAL CONSOLIDATION GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) SUBSEQUENT EVENT

     On June 21, 2001, Networks On-Line, Inc. filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code. On November 20, 2001, the Bankruptcy court approved the sale of NOL assets for $50,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUMMIT  NATIONAL  CONSOLIDATION  GROUP,  INC.


Date:  November  4,  2001                    By:     /s/  Walter  D.  Davis
                                             -------------------------------

             Walter  D.  Davis
             Chairman  of  the  Board,
             Chief  Executive  Officer,
             President

Date:  November  4,  2001                    By:    /s/  Lamont  J.  Waddell
                                             -------------------------------

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

          Signature                           Title
          ---------                           -----

By:     /s/  Walter  D.  Davis          Chairman  of  the  Board  and  Chief
   -----------------------------------  Executive  Officer,  President  and
         Walter  D.  Davis              Director

By:     /S/  Lamont  J.  Waddell        Board  Member  and  Chief  Financial
   -----------------------------------  Officer  and  Vice President of Finance
        Lamont  J.  Waddell

By:     /s/  Vincent  E.  Alexander     Board  Member  and  Chairman of the
   -----------------------------------  Audit  Committee
        Vincent  E.  Alexander

By:     /s/  Dr.  Beatrice  Beasley     Board  Member  and  Chairman of the
   -----------------------------------  Compensation  Committee
        Dr.  Beatrice  Beasley

By:     /s/  Jesse  Funchess            Board  Member
   -----------------------------------
        Jesse  Funchess,  JD

          Signature                        Date
          ---------                        ----

By:     /s/  Walter  D.  Davis          November  4,  2001
   -----------------------------------
        Walter  D.  Davis

By:     /S/  Lamont  J.  Waddell        November  4,  2001
   -----------------------------------
        Lamont  J.  Waddell

By:     /s/  Vincent  E.  Alexander     November  4,  2001
   -----------------------------------
        Vincent  E.  Alexander

By:     /s/  Dr.  Beatrice  Beasley     November  4,  2001
   -----------------------------------
        Dr.  Beatrice  Beasley

By:     /s/  Jesse  Funchess            November  4,  2001
   -----------------------------------
        Jesse  Funchess,  JD